Form 10-K
period 1993-12-25
LUKENS INC /DE/
filed 1994-03-24
CIK 60860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

         X   Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 25, 1993

                                    OR

         Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


Commission File Number 1-3258

                                LUKENS INC.
             50 South First Avenue, Coatesville, PA 19320-0911
                              (610) 383-2000


Incorporated in Delaware
I.R.S. Employer Identification Number 23-2451900


Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class              Name of Each Exchange on Which Registered
  Common Stock, $.01 Par Value     New York Stock Exchange
  7.625% Notes Due 2004            Not Listed

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based on the closing price of March 4, 1994, the aggregate market value of common stock held by nonaffiliates of the registrant was $521.9 million.

The number of common shares outstanding of the registrant was 14,536,712 as of March 4, 1994.


                   DOCUMENTS INCORPORATED BY REFERENCES

(1) Proxy Statement for Stockholder Meeting on April 27, 1994 .. Part III





                                     PART I


ITEM 1.   BUSINESS.

General

     Lukens Inc. is a holding company incorporated in Delaware. In 1992, Lukens expanded into stainless steel product lines with the acquisition of Washington Steel Corporation for $273.7 million. Subsidiaries of Lukens are involved primarily in the manufacture of carbon, alloy and clad steel plate, and stainless steel plate, sheet, strip, hot band and slabs. As part of a program adopted in 1993 to focus Lukens' resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group are for sale. These subsidiaries are now reported as discontinued operations, with their results reported separately from continuing operations. Production facilities and markets are located primarily in the United States.

Business Groups

     Lukens has two business groups--Lukens Steel and Washington
Stainless. Financial information for these business groups is incorporated herein by reference to Note 3 of the 1993 Annual Report to stockholders. The chart below outlines the business group composition of consolidated net sales for each of the last three years. The
Washington Stainless Group percent represents sales from the acquisition date on April 24, 1992.


                              Business Group Sales-
                        Percent of Consolidated Net Sales

                               1993      1992     1991

     Lukens Steel        %     51.6      60.0     100.0
     Washington Stainless      48.4      40.0         -
                              -----     -----     -----
     Total               %    100.0     100.0     100.0
                              =====     =====     =====

Lukens Steel Group

     Lukens Steel Company specializes in the production of carbon, alloy and clad steel plate. It ranks as one of the three largest domestic plate steel producers and is the largest domestic producer in the alloy plate market. There are several domestic and foreign competitors. Major competitors are United States Steel, a subsidiary of the USX Corporation, and Bethlehem Steel Corporation. During 1993, trade rulings by the U.S. International Trade Commission upheld most of the steel-plate cases on unfair trading practices.

     Lukens Steel's competitive position is enhanced by a concentration on plate with a product line that includes a wide range of plate sizes and grades. In addition to price and quality, customer satisfaction, measured by shipped-on-time performance and production lead times, has become increasingly important in the competitive environment. Given the overcapacity in the steel industry, price competition has been and is expected to remain intense.
    Products are sold primarily by an in-house sales force. Steel service centers are the largest market for the group with annual shipments ranging between 38 and 42 percent of total shipments in the last three years. The Lukens Steel Group and service center industry supply a wide range of markets in the capital-goods sector of the economy, including markets for:

          -    Machinery and Industrial Equipment
          -    Infrastructure
          -    Environmental and Energy
          -    Transportation
          -    Military and Defense.

      Some sales involve government contracts which, under certain circumstances, are subject to termination or renegotiation. Terminations for convenience of the government generally provide for payments to a contractor for its costs and a portion of its profit. Lukens does not expect any material portion of its business to be terminated or renegotiated.

     Raw materials used in the production of steel plate include carbon scrap, alloy scrap and alloy additives. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the domestic steel industry, the quantity of scrap exported and world political and economic conditions. Scrap costs increased significantly in 1993. These costs historically have moved with changes in selling prices. In 1993, this trend did not continue and it remains to be seen if there has been a fundamental change in the scrap market. Principal energy sources used in production include electricity and natural gas. Propane gas back-up systems are available at the group's primary manufacturing facility in the event of natural gas supply restrictions.

Washington Stainless Group

     Washington Steel Corporation is the largest subsidiary in the group, representing 68 percent of the group sales in 1993. This subsidiary specializes in the manufacture and marketing of stainless steel plate, sheet, strip, hot band and slabs. Primary competitors include Allegheny Ludlum Corporation, J&L Specialty Products Corporation and Armco Inc. Although these competitors have larger market shares, Washington Steel's competitive position is built on the ability to serve niche markets by providing a wide range of quality products.

     Similar to the competitive environment in the Lukens Steel Group, customer satisfaction, measured by shipped-on-time performance and production lead times, has become increasingly important. During 1993, increased foreign competition put pressure on selling prices.

     Washington Specialty Metals Corporation is a service and distribution center that specializes in stainless steel. The competitive environment is characterized by numerous competitors on both a national and a regional scale. Washington Specialty Metals is a leading distributor of flat-rolled stainless steel.

     Products are sold primarily by the group's own sales organizations. The primary market of the group is service centers, which represented over 56 percent of shipments in 1993. The Washington Stainless Group and the service center industry supply diverse markets, including:

          -    Food Service Equipment
          -    Architecture and Construction
          -    Process Industries
          -    Transportation
          -    Consumer Durables.


     Raw materials used in production include stainless scrap, chrome and nickel. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the domestic steel industry, the quantity of scrap exported and world political and economic conditions. Principal energy sources used in production include electricity and natural gas.

Discontinued Operations

Safety Products

     The Flex-O-Lite subsidiary is a leading supplier in the United States of glass beads used to make highway paint striping, sheeting and signs reflective. Glass beads are also used in industrial cleaning applications. Other product lines include reflective tape, traffic cones and barrels, flashing lights, safety vests and warning flags. Glass beads are primarily marketed by an inside sales force. Highway construction-zone safety products are marketed by an inside sales force and by agents, distributors and representatives.

     Competitors are primarily domestic producers marketing on a national or regional basis. Approximately one-third of the group's sales are made to state and local governments under a competitive bidding process.

     Raw materials used by the group include crushed glass, silicates and polyethylene. They are readily available from several sources of supply. Principal energy sources used in production are natural gas and electricity.

Corrosion Protection

     ENCOAT is one of the leading suppliers of protective and insulative coatings for steel pipe in the United States. Cathodic Protection Services provides services to protect steel and other metal structures from corrosion. The primary market of this group is the oil and gas industry. There are a number of domestic competitors, many of which are small with sales generally limited to areas near their production facilities. Products and services are marketed by the group's own sales organizations.

     Raw materials, all of which are readily available from several suppliers, include polyethylene, epoxy powders, cement, coal tar enamel, magnesium, graphite and aluminum alloy.

Diversified

     Subsidiaries include two relatively small subsidiaries that manufacture materials-handling and screening equipment and a short-line railroad. The major market of the materials-handling subsidiaries is the aggregate industry. Principal raw materials include plate steels, steel rods and wire, and polyurethane resins. The short-line railroad serves agricultural customers.

Sales Order Backlog
(Dollars in thousands)

     Listed below is the backlog from continuing operations at the end of 1993 and 1992. The backlog at year-end 1993 is anticipated to be shipped in 1994.

                                   December       December
                                   25, 1993        26, 1992

     Lukens Steel             $     58,712          68,084
     Washington Stainless           42,883          46,229
                                   -------         -------
     Total                    $    101,595         114,313
                                   =======         =======

Environment

     In 1993, capital expenditures for environmental compliance projects were $2.7 million. Capital expenditures are anticipated to be approximately $4.7 million in 1994 and $4.5 million in 1995.

     The trend for tighter environmental standards is expected to continue and result in higher waste disposal costs and additional capital expenditures in the long term. Lukens has an environmental committee that meets quarterly to review environmental and remediation issues. Outside consultants are also used on various technical issues. Although it is difficult to project long-term requirements in this area, we are not aware of any environmental problems that would jeopardize our competitive position.


Employees

     The average number of employees during 1993 was 4,769.


ITEM 2.   PROPERTIES.


Capital Expenditure Program

     Capital expenditures in 1993 of $67.4 million were part of a five-year program of approximately $400 million. The program is aimed at promoting synergies between the Lukens Steel Group and Washington Stainless Group, and expanding our product lines to take advantage of the anticipated long-term growth in stainless markets. The centerpiece of the program is the installation of a plate and sheet processing system at our Conshohocken, Pennsylvania facility. The new system, scheduled to start up late in 1994, will utilize Steckel rolling technology and is designed to lower production costs and expand the product range of both the Lukens Steel Group and Washington Stainless group. Other expenditures in the program include the expansion of stainless steel melting capacity.

Lukens Steel Group

     Raw steel is produced by electric arc furnaces at the Coatesville, Pennsylvania, plant. Approximately 70 percent of 1993 production was continuously cast into slabs at this facility. Rolling and fabrication facilities are located in Coatesville and Conshohocken, Pennsylvania. Other relatively small properties include a fabrication facility located in Newton, North Carolina and a real estate development and management company in New Castle, Delaware. The group operated near capacity in 1993. Capacity of facilities is considered adequate to support projected sales.


Washington Stainless Group

     Washington Steel Corporation has melting, continuous casting and rolling facilities in Houston, Pennsylvania. Both the Washington, Pennsylvania, and Massillon, Ohio, facilities have rolling and finishing facilities. Utilization of these facilities ranged between 70 and 100 percent in 1993 and is considered adequate to support projected sales.

     Washington Specialty Metals Corporation has fabrication and distribution facilities in Wheeling, Illinois, and Lawrenceville, Georgia. Additional distribution centers are located in:

               -  Carrollton, Texas
               -  Youngsville, North Carolina
               -  Tampa, Florida
               -  Brampton, Ontario, Canada
               -  Vaudreuil, Quebec, Canada.


Discontinued Operations

Safety Products

     Manufacturing facilities include three glass bead plants and four plants for highway construction-zone safety products. These plants operated between 80 and 100 percent of capacity in 1993.

Corrosion Protection

     Manufacturing facilities include nine plants for pipe coating and one plant for anodes that are used in cathodic protection services. Capacity utilization continued to be low in 1993.

Diversified

     Materials-handling manufacturing facilities include four plants. A short-line railroad is located in South Central Florida.

Plant and Equipment Pledged as Collateral

     Plant and equipment with a net depreciated cost of $50.4 million are pledged as collateral for various loans.

ITEM 3.   LEGAL PROCEEDINGS.

     As of year-end 1993, approximately 350 workers' compensation claims alleging hearing loss have been asserted against Lukens Steel Co., a wholly-owned subsidiary, by current and former employees before the Pennsylvania Workers' Compensation Board. Claimants are seeking compensation under state laws governing workers' compensation. A $5.6 million reserve has been established to cover potential awards and defense costs resulting from these claims.

     The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety, environmental issues and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were voted upon during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

                                                       Executive Officer
Executive Officer/Title                 Age                 Since


R. W. Van Sant                          55             October 1991
Chairman and Chief Executive Officer

Robert E. Heaton                        64             April 1992
Senior Vice President-
Vice Chairman-Stainless Group

Dennis M. Oates                         41             February 1987
Senior Vice President-
President and Chief Operating Officer-Carbon and Alloy Group

T. Grant John                           55             February 1993
Vice President-
President and Chief Operating Officer-Washington Steel

John H. Bucher                          54             April 1993
Vice President-Technology

Richard D. Luzzi                        42             February 1993
Vice President-Human Resources

John N. Maier                           42             January 1992
Vice President and Controller

James J. Norton                         37             April 1992
Vice President-
President and Chief Operating Officer-Washington Specialty Metals

Frederick J. Smith                      50             April 1993
Vice President-Manufacturing Services

William D. Sprague                      52             October 1988
Vice President, General Counsel and Secretary

John C. van Roden, Jr.                  45             February 1987
Vice President and Treasurer

     Listed below are executive officers that have not been employed by Lukens in an executive or managerial capacity during the last five years.

     R. W. Van Sant was previously the president and chief executive officer and a director of Blount, Inc. Prior to his association with Blount in 1987, he served as president and chief operating officer and a director of the Cessna Aircraft Company. He had earlier served as vice president of manufacturing and engineering at Deere and Company where he was employed for 26 years.

     Robert E. Heaton, prior to the acquisition of Washington Steel Corporation by Lukens in 1992, was president and chief operating officer of Washington Steel since 1989 and served as president and chief executive officer from 1978.

     T. Grant John was previously with the Axel Johnson Group, a privately-owned Swedish company with extensive holdings of stainless steel businesses. During his 14 years with Axel Johnson, Mr. John held operating and management positions in the corporation's United States operations. Since 1985, Mr. John was a corporate vice president of Axel Johnson, Inc.

     Richard D. Luzzi joined Rockwell International Corporation in 1980 and became vice president-human resources at Rockwell Graphic Systems, Inc. in 1988. In 1991, he assumed the additional responsibility of vice president-international human resources for Rockwell International.

     John N. Maier spent 14 years with various divisions of the Continental Group, including director of capital plans and special projects, Continental Forest Industries; vice president of finance, Continental Woodlands, Inc.; and vice president and controller, Kiewit Continental.

     James J. Norton, prior to the acquisition of Washington Steel Corporation by Lukens in 1992, was president of the service center group. Previously, he was the chief financial officer of Mercury Stainless Corporation, including Washington Steel, from 1986 to 1991.


                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information required by this item is incorporated herein by reference to the sections entitled "Dividends" and "Quarterly Financial Data" included in Item 7 of this form 10-K.


ITEM 6.   SELECTED FINANCIAL DATA.


Selected Financial Highlights for Eleven Years

                                         1993(a)   1992(a)    1991
                                        --------- --------- ---------
FOR THE YEAR
Net sales                             $  862,072   695,772   423,154
Operating earnings (loss)                 36,602    51,820    22,006
Net non-operating (expense) income       (16,319)  (12,737)      225
Income tax expense (benefit)               7,161    15,289     8,432
Earnings (loss) from continuing operatio  13,122    23,794    13,799
Discontinued operations, net of tax        2,780     9,261     9,197
Net earnings (loss) before cumulative
  effect of accounting changes            15,902    33,055    22,996
     Per common share - primary
       Continuing operations                 .76      1.63       .96
       Discontinued operations               .19       .68       .72
       Net earnings (loss)                   .95      2.31      1.68
     Percent of stockholders' investment -
       start of year                  %      4.8      13.3       9.7
     Shares and equivalents outstanding -
       weighted average                   14,781    13,603    12,699
Cash dividends - common                   14,508    13,374    12,397
     Per share                              1.00      1.00      1.00
Cash flow from operations                 72,290    59,184    66,344
Depreciation and amortization             45,488    39,232    25,833
Capital expenditures                      67,424    36,002    34,696
Average number of employees                4,769     4,240     3,884

AT YEAR END
Inventories                           $  160,060   150,187    74,600
Current assets                           307,739   294,388   203,930
Working capital                          146,034   142,466   104,752
     Current ratio                           1.9       1.9       2.1
Plant and equipment, net of depreciation 431,853   410,206   210,578
Total assets                             817,178   760,045   432,360
Long-term debt                           220,768   218,903    46,637
Total debt                               226,589   223,275    53,262
Stockholders' investment                 266,754   329,073   248,323
     Per common share                      18.36     22.77     19.69
Common shares outstanding                 14,529    14,455    12,610
Stockholders of record                     5,600     4,700     4,400

(a) Includes results from the Washington Steel Corporation acquisition
    April 24, 1992.







Selected Financial Highlights for Eleven Years (continued)

                                          1990      1989      1988
                                        --------- --------- ---------
FOR THE YEAR
Net sales                             $  488,217   476,838   450,779
Operating earnings (loss)                 59,376    60,025    51,732
Net non-operating (expense) income          (686)   (2,758)   (4,739)
Income tax expense (benefit)              21,829    21,275    17,205
Earnings(loss) from continuing operations 36,861    35,992    29,788
Discontinued operations, net of tax        7,291     5,502     3,600
Net earnings (loss) before cumulative
  effect of accounting changes            44,152    41,494    33,388
     Per common share - primary
       Continuing operations                2.80      2.72      2.33
       Discontinued operations               .58       .43       .28
       Net earnings (loss)                  3.38      3.15      2.61
     Percent of stockholders' investment -
       start of year                  %     21.8      22.9      22.1
     Shares and equivalents outstanding -
       weighted average                   12,572    12,732    12,812
Cash dividends - common                   11,796     9,245     5,925
     Per share                               .94       .74       .46
Cash flow from operations                 92,112    38,456    49,054
Depreciation and amortization             25,789    23,709    22,623
Capital expenditures                      35,018    25,471    35,153
Average number of employees                3,960     3,878     3,838

AT YEAR END
Inventories                           $   71,854    95,685    90,337
Current assets                           183,975   169,971   162,608
Working capital                           96,442    87,629    68,936
     Current ratio                           2.1       2.1       1.7
Plant and equipment, net of depreciation 201,720   185,537   181,503
Total assets                             411,919   376,660   353,054
Long-term debt                            54,553    57,359    47,075
Total debt                                59,034    62,683    51,044
Stockholders' investment                 236,239   202,893   181,332
     Per common share                      18.90     16.40     14.06
Common shares outstanding                 12,497    12,371    12,894






Stockholders of record                     3,900     3,400     3,200




Selected Financial Highlights for Eleven Years (continued)

                                          1987      1986      1985
                                        --------- --------- ---------
FOR THE YEAR
Net sales                             $  363,614   276,027   293,134
Operating earnings (loss)                 37,358    14,190     3,247
Net non-operating (expense) income        (5,725)   (5,772)   (5,550)
Income tax expense (benefit)              14,188     4,772    (1,864)
Earnings(loss) from continuing operations 17,445     3,646      (439)
Discontinued operations, net of tax        4,217     5,128    (3,750)
Net earnings (loss) before cumulative
  effect of accounting changes            21,662     8,774    (4,189)
     Per common share - primary
       Continuing operations                1.38       .32      (.03)
       Discontinued operations               .34       .45      (.33)
       Net earnings (loss)                  1.72       .77      (.36)
     Percent of stockholders' investment -
       start of year                  %     16.7       7.6      (3.3)
     Shares and equivalents outstanding -
       weighted average                   12,585    11,462    11,483
Cash dividends - common                    3,802     2,429     2,450
     Per share                               .30       .21       .21
Cash flow from operations                 23,555    45,055    14,043
Depreciation and amortization             21,626    21,805    20,743
Capital expenditures                      25,762     9,831    21,343
Average number of employees                3,552     3,352     3,570

AT YEAR END
Inventories                           $   79,954    61,520    52,534
Current assets                           150,533   121,765   112,310
Working capital                           65,252    42,483    43,943
     Current ratio                           1.8       1.5       1.6
Plant and equipment, net of depreciation 163,158   176,482   187,935
Total assets                             326,251   312,469   308,594
Long-term debt                            55,661    65,671    92,413
Total debt                                61,304    73,730    98,846
Stockholders' investment                 151,222   129,428   115,190
     Per common share                      11.90     10.49     10.42
Common shares outstanding                 12,704    12,344    11,051
Stockholders of record                     2,700     3,100     3,500




Selected Financial Highlights for Eleven Years (continued)

                                          1984      1983
                                        --------- ---------
FOR THE YEAR
Net sales                             $  300,324   247,623
Operating earnings (loss)                  8,952   (17,529)
Net non-operating (expense) income        (5,565)   (5,015)
Income tax expense (benefit)               1,335    (9,422)
Earnings(loss) from continuing operations  2,052   (13,122)
Discontinued operations, net of tax        2,649      (890)
Net earnings (loss) before cumulative
  effect of accounting changes             4,701   (14,012)
     Per common share - primary
       Continuing operations                 .17     (1.12)
       Discontinued operations               .23      (.08)
       Net earnings (loss)                   .40     (1.20)
     Percent of stockholders' investment -
       start of year                  %      3.8     (10.0)
     Shares and equivalents outstanding -
       weighted average                   11,615    11,637
Cash dividends - common                    2,066     2,070
     Per share                               .18       .18
Cash flow from operations                 33,942    17,505
Depreciation and amortization             19,343    19,699
Capital expenditures                      17,086     8,575
Average number of employees                3,590     3,737

AT YEAR END
Inventories                           $   52,896    47,742
Current assets                           113,379    98,107
Working capital                           40,118    47,689
     Current ratio                           1.5       1.9
Plant and equipment, net of depreciation 189,421   188,408
Total assets                             313,015   295,645
Long-term debt                            74,798    84,598
Total debt                                80,894    88,719
Stockholders' investment                 125,845   123,438
     Per common share                      10.83     10.64
Common shares outstanding                 11,622    11,600
Stockholders of record                     3,900     4,200











ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Dollars in thousands except per share amounts

The Year In Review
The following discussion focuses on the results of operations, both from a consolidated and a business group perspective, and on the financial condition of Lukens. As part of a program adopted in 1993 to focus Lukens' resources on its steel business, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group are for sale. These subsidiaries are now reported as discontinued operations, with their results reported separately from continuing operations results in 1993 and prior years. At the end of April 1992, Lukens acquired Washington Steel Corporation, reported as the Washington Stainless Group, which had a significant effect on our results and financial condition.

This section should be read in conjunction with the consolidated financial statements and notes.

Summary of Results




                                            1993      1992      1991
                                          --------- --------- ---------
Continuing operations
  Net sales                             $  862,072   695,772   423,154
  Operating earnings                    $   36,602    51,820    22,006
  Interest income                       $       61       826     2,237
  Interest expense                      $   16,380    13,563     2,012
  Income tax expense                    $    7,161    15,289     8,432
  Effective income tax rate             %     35.3      39.1      37.9
  Net earnings-continuing operations    $   13,122    23,794    13,799

Discontinued operations
  Earnings from operations, net of tax  $    5,552     9,261     9,197
  Loss provision, net of tax            $   (2,772)        -         -
                                          --------- --------- ---------
Net earnings before cumulative
  effect of accounting changes          $   15,902    33,055    22,996
                                          --------- --------- ---------



Consolidated Results From Continuing Operations

Net Sales. Sales from continuing operations were up 24 percent in 1993. The increase primarily reflected the comparison of Washington Stainless Group 1993 sales to 1992, which was for a partial year from the acquisition to year end. The Lukens Steel Group benefited from strong shipment levels and also recorded higher sales.

Sales in 1992 were 64 percent higher compared to 1991 with the increase coming from the Washington Stainless Group. Sales were slightly down in the Lukens Steel Group, primarily from lower selling prices.


Bar Graph of Net Sales for 1991, 1992 and 1993 included here.

Operating Earnings. Operating earnings for 1993 were down 29 percent from 1992. The decrease was attributable to the Lukens Steel Group, which experienced a less profitable shipment mix combined with higher scrap prices. The group also recorded a $14,921 fourth quarter charge, primarily for a work force reduction program. Selling and administrative expenses increased 43 percent in 1993. The increase reflected the comparison of Washington Stainless Group 1993 expenses to a partial year in 1992. Additionally, higher retiree benefit costs associated with the adoption of a new accounting standard discussed in Note 1, and increased pension expense and consulting fees contributed to higher expenses.

Operating earnings in 1992 were more than double 1991 earnings. The increase was attributable to Washington Stainless Group results and the comparative effect of a 1991 fourth quarter labor strike in the Lukens Steel Group that resulted in a quarterly loss. Earnings in 1992 were reduced by lower selling prices in the Lukens Steel Group.

Interest Income. To help finance the April 1992 acquisition of Washington Steel, the balance of cash equivalents and short-term investments was used. Since the acquisition, excess cash flows have been used to reduce short-term debt. The drop in 1993 interest income reflected this lower investment level. Similarly, interest income in 1992 was lower than 1991 primarily because of lower investment levels.

Interest Expense. Acquisition-related interest for a full year in 1993 compared to 1992 expense from the April 1992 acquisition resulted in a 21 percent increase in interest expense. The increase also reflected interest on the $150,000 of long-term notes, 7.625 percent coupon rate, issued in the third quarter of 1992 compared to lower short-term interest rates incurred prior to the issuance of the notes.

Income Tax Expense. The effective tax rate was 35.3 percent in 1993 and
39.1 percent in 1992. Included in the 1993 rate was a favorable adjustment of $727, or 3.6 percent, that resulted from the revaluation of the net deferred tax asset position of Lukens. The revaluation reflected a 1 percent increase in the Federal corporate tax rate to 35 percent.

The 1993 effective tax rate was based on the new accounting statement for income taxes, discussed in Note 1. The deferred tax assets recognized in the adoption of the statement were based on the combination of future reversals of existing taxable temporary differences, carryback availability, tax planning strategies and future taxable income.

The effective tax rate in 1992 of 39.1 percent compared to 37.9 percent in 1991. Higher state taxes and the impact of non-deductible expenses associated with the Washington Steel acquisition contributed to the increase.

Earnings From Continuing Operations. Lower operating earnings and higher interest expense translated into a 45 percent drop in 1993 earnings from continuing operations before the cumulative effect of accounting changes.

Higher operating earnings partially offset by increased interest expense resulted in a 72 percent increase in 1992 earnings compared to 1991.

Earnings From Discontinued Operations. During the fourth quarter of 1993, a $4,500 provision, $2,772 after tax, was recorded to recognize a change in realizable value of the subsidiaries. Earnings, net of taxes, in 1993 were down 40 percent. Lower activity for large pipe-coating orders at our ENCOAT subsidiary and weaker market conditions experienced by the other subsidiaries resulted in the decline. Earnings from discontinued operations in 1992 were up slightly compared to 1991.

Earnings Before Cumulative Effect of Accounting Changes. As a result of the factors discussed above, 1993 earnings before the cumulative effect of accounting changes were down 52 percent. 1992 earnings were up 44 percent from 1991.

Bar graph on net earnings before cumulative effect of accounting changes for 1991, 1992 and 1993 included here.

Net Earnings (Loss). During 1993, Lukens adopted two new accounting statements for retiree medical and life insurance benefits and for income taxes, discussed in Note 1. The cumulative effect, or catch-up net expense was $65,901. As a result, a net loss of $49,999 was recorded for 1993.

Business Groups

Summary of Business Group Results


                                            1993      1992      1991
                                          --------- --------- ---------
Lukens Steel
  Sales                                 $  445,075   417,528   423,154
  Operating earnings                    $   17,341    42,215    36,450

Washington Stainless
  Sales                                 $  416,997   278,244         -
  Operating earnings                    $   37,395    22,749         -



Lukens Steel. Strong shipment levels partially offset by a lower-value shipment mix resulted in a 7 percent increase in 1993 sales. Shipments for the year were 711,800 tons, up 10 percent from 1992 shipped tons of 646,100.

Operating earnings in 1993 were down 59 percent with a $14,921 fourth quarter charge contributing to the decline. The fourth quarter charge included a $9,660 work force reduction provision and other charges for environmental remediation and workers' compensation claims. Additionally, the impact of a less profitable shipment mix and higher scrap costs squeezed profit margins. Increased employee benefit costs also were incurred from the recognition of accrual expense for retiree medical and life insurance benefits resulting from the adoption of SFAS No. 106 and from higher pension expense.

1992 sales were slightly below 1991 sales because of lower selling prices partially offset by a higher sales volume. Shipments in 1992 were up 2 percent from 1991 shipments of 633,100 tons. Higher sales volume was not attributable to improved business conditions, however, but to the comparative effect of the 1991 fourth quarter labor strike that resulted in low shipment levels for the quarter. As the recession continued into 1992, selling price competition intensified and the group experienced historically low selling prices.

Operating earnings in 1992 were up 16 percent compared to 1991, primarily due to the comparative effect of the losses incurred during the 1991 fourth quarter labor strike. Through three quarters of 1992, earnings were running behind 1991 levels because of lower selling prices and a less profitable shipment mix. Earnings in 1992 were reduced by a $3,500 provision for workers' compensation claims alleging hearing loss.

Washington Stainless. Sales for 1993 were up 50 percent and operating earnings were up 64 percent compared to 1992 results. The increases partially reflected the comparison of 1993 to 1992 results that were from the acquisition of the group in late April. 1993 results benefited from production efficiencies, lower nickel costs and better results from the service center operations. On the negative side, increased imports put pressure on 1993 selling prices. Shipped tons for 1993 were 208,800 and 147,500 tons in 1992.

Business Outlook

In the Lukens Steel Group, strong shipment levels are expected to continue. We are beginning to see improvements in selling prices and are cautiously optimistic for continued improvement in 1994. Scrap costs that increased dramatically in 1993 remain a concern. These costs historically have moved with changes in selling prices. In 1993, this trend did not continue and it remains to be seen if there has been a fundamental change in the scrap market. Efforts to reduce production costs that were initiated in 1993 will be important to improve margins in 1994. The backlog of orders at the end of 1993 was $58,712, down 14 percent from the beginning of the year.

The Washington Stainless Group enters 1994 with increased foreign competition that is contributing to selling price pressure. Efforts to improve production efficiencies will continue in 1994. Margins in the service center operations are expected to remain tight. The backlog of orders at the end of 1993 was $42,883, down 7 percent from the beginning of the year.

By 1995, we anticipate that the benefits from our five-year capital expenditure program, discussed in the following Liquidity -Long Term section, will improve earnings from 1993 levels and those expected in 1994. Additionally, the expansion into stainless steel markets from the 1992 acquisition of Washington Steel provides us with access to markets with long-term growth potential.

Financial Condition

Capital Structure. To finance the 1992 acquisition of Washington Steel, the capital structure of Lukens changed significantly. In 1992, $150,000 of long-term notes were issued along with 1,132,300 shares of common stock.

At the end of 1993, cash and cash equivalents totaled $11,483, a decrease of $3,487 from the end of 1992. Working capital of $146,034 was up $3,568 with deferred income tax assets recognized from the adoption of SFAS No. 109 contributing to the increase.


Bar graph of Current Assets and Working Capital for 1991, 1992 and 1993 included here


Debt at the end of 1993 was $226,589, a $3,314 increase from year-end 1992. The long-term notes at year end were rated Baa2 by Moody's and BBB+ by Standard and Poor's. Included in year-end debt was $26,209 of ESOP debt, which is guaranteed by Lukens. The ratio of long-term debt to total capital (long-term debt plus stockholders' investment) was 45.3 percent at the end of 1993, which compared to 39.9 percent at year-end 1992. The increase in the ratio reflected the net reduction in stockholders' investment following the adoption of the new accounting statements discussed in Note 1. The reduction in stockholders' investment did not trigger any debt covenant violations, nor did it change the borrowing availability of Lukens.

In the first quarter of 1993, Lukens entered into a two-year, $75,000 interest rate swap agreement. The swap was structured to convert a fixed interest rate of 4.317 percent to a variable rate based on the six-month LIBOR. During the third quarter, the swap was terminated which resulted in cash proceeds of $317.

At the Annual Meeting of Stockholders on April 28, 1993, stockholders approved a 20,000,000 increase in the number of authorized common shares and also approved stock option plan changes. These capital structure changes are discussed in Notes 7 and 10.

Liquidity - Short Term. Cash flow from operating activity was $72,290 in 1993 compared to $59,184 in 1992. The increase was partially attributable to a full year of Washington Stainless Group cash flows compared to a partial year in 1992. The cumulative effect of the accounting changes, although resulting in a net loss in 1993, did not impact cash flows and the accounting changes are not anticipated to impact future cash flow. Financing activity required $9,681 with dividend payments of $17,115 partially offset by a net increase in debt and proceeds from stock options exercised. Primarily due to capital expenditures of $67,424, investing activity required $66,096.

Based on our business outlook, we do not anticipate any significant increases to our cash flow from operating activity in the short term. In the Lukens Steel Group, liquidity continues to be impacted by a less profitable shipment mix and higher raw material costs. Partially offsetting these negative factors have been recent rulings by the U. S. International Trade Commission that upheld most of the steel plate cases on unfair trading practices. Additionally, the decline in selling prices over the past few years appears to have ended and we anticipate higher selling prices in 1994. No significant changes in operating cash flows from the Washington Stainless Group are anticipated in 1994. The total of Lukens Steel Group and Washington Stainless Group backlog of orders at year-end 1993 was $101,595, down 11 percent from the beginning of the year.

The divestiture of the discontinued operations is not anticipated to significantly affect cash flow from operating activity.

Capital expenditure projections for 1994 are historically high at $144,000. We anticipate funding these expenditures primarily through the combination of cash flow from operations, debt under an existing committed line of credit and proceeds from the sale of discontinued operations. Additional short-term borrowings may be needed during 1994.


Bar graph on Capital Expenditures for 1991, 1992 and 1993 included here.


Liquidity - Long Term. In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt to capital ratio of 35 percent. As the chart below indicates, Lukens has consistently generated cash from operations totaling $197,818 from the past three years.


Bar Graph on Cash Flow from Operations for 1991, 1992 and 1993 included here.

Capital expenditures in 1993 were part of a five-year program of approximately $400,000. The program is primarily aimed at promoting synergies between the Lukens Steel Group and Washington Stainless Group, and expanding our product lines to take advantage of the anticipated long-term growth in stainless steel markets. The centerpiece of the program is the installation of a plate and sheet processing system at our Conshohocken, Pennsylvania facility. The new system, scheduled to start up late in 1994, will utilize Steckel rolling technology and is designed to lower production costs and expand the product range of both the Lukens Steel Group and Washington Stainless Group. Other expenditures in the program include the expansion of stainless steel melting capacity.

Because of this capital expenditure program, we anticipate exceeding our target long-term debt to capital ratio of 35 percent until the projected benefits of the program improve cash flow from operations. We anticipate funding these expenditures primarily through the combination of cash flow from operations, debt under an existing committed line of credit and proceeds from the sale of discontinued operations. Additional short-term borrowings may be needed during this period.

Other long-term commitments include a contract for the supply of oxygen and related products to a Lukens Steel Group manufacturing facility. The contract runs until 2007 and includes take-or-pay provisions totaling $32,989 at the end of 1993. The $150,000 of long-term notes issued in 1992 to finance the acquisition are due in 2004.

Regarding environmental compliance requirements, we are projecting capital expenditures of approximately $4,700 in 1994 and $4,500 in 1995. The trend for tighter environmental standards is expected to continue and result in higher waste disposal costs and additional capital expenditures in the long term. Although it is difficult to project these amounts, we are not aware of any environmental problems that would jeopardize our competitive position.

Supporting both our short- and long-term liquidity positions is an agreement for a committed line of credit. At the end of 1993, Lukens could borrow an additional $93,000 under this agreement that expires in 1996.


On average, inflation rates for the domestic economy have not been severe over the past few years. With the exception of 1993 scrap cost increases in the Lukens Steel Group, Lukens generally has not incurred significant increases in production costs. One problem area, however, is the cost of employee medical benefit packages. Inflation rates for these employee benefits have consistently run much higher than average inflation rates. Because Lukens structures benefit packages to be competitive in the labor market, these increased costs are incurred, and they are expected to remain relatively high in the near term. Although long-term inflation rates are difficult to predict, Lukens believes it has the flexibility in operations and capital structure to maintain a competitive position.

Dividends. Lukens paid $1.00 per share in common stock dividends in 1993. A quarterly common dividend of $.25 per share was paid on February 18, 1994. It is our objective to pay common dividends approximating 35 percent of net earnings over a number of years. The Series B Convertible Preferred Stock held by the ESOP carries a cumulative annual dividend of $4.80 per share.


Bar graph with Net Earnings Per Common Share/Dividends Per Common Share for 1991, 1992 and 1993 included here.


As of February 7, 1994, there were approximately 5,600 common stockholders of record.

Lukens' common stock is listed and traded on the New York Stock Exchange, ticker symbol "LUC." Dividends and stock market price ranges for the last two years are included Item 8 of this Form 10-K.




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Public Accountants


To the Stockholders and Board of Directors,
Lukens Inc.:

We have audited the accompanying consolidated balance sheets of Lukens Inc. (a Delaware Corporation) and subsidiaries as of December 25, 1993 and December 26, 1992 and the related consolidated statements of earnings, cash flows and stockholders' investment for each of the three fiscal years in the period ended December 25, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lukens Inc. and subsidiaries as of December 25, 1993 and December 26, 1992, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 1 the consolidated financial statements, effective December 27, 1992, the Company changed its methods of accounting for post retirement benefits other than pensions and income taxes.


Arthur Andersen & Co.
Philadelphia, Pennsylvania
February 1, 1994


 Consolidated Financial Statements



Consolidated Statements of Earnings (Note 2) for the 52 weeks ended December 25, 1993, December 26, 1992, and December 28, 1991

Dollars and shares in thousands except per share amounts


                                                     1993      1992      1991
                                                   --------- --------- ---------
Net Sales                                        $  862,072   695,772   423,154
Operating Costs and Expenses
(Notes 4, 5, 7, 8 and 11)
    Cost of products sold                           754,899   601,974   371,092
    Selling and administrative expenses              59,945    41,978    30,056
    Unusual item - work force reduction provision    10,626        -         -
                                                   --------- --------- ---------
    Total operating costs and expenses              825,470   643,952   401,148
                                                   --------- --------- ---------
Operating Earnings                                   36,602    51,820    22,006
    Interest income                                      61       826     2,237
    Interest expense (Note 9)                       (16,380)  (13,563)   (2,012)
                                                   --------- --------- ---------
Earnings Before Income Taxes                         20,283    39,083    22,231
    Income tax expense (Note 6)                       7,161    15,289     8,432
                                                   --------- --------- ---------
Earnings from Continuing Operations-
  Before Cumulative Effect of Accounting Changes     13,122    23,794    13,799

Discontinued Operations (Note 2)
    Earnings from operations, net of tax              5,552     9,261     9,197
    Loss provision, net of tax                       (2,772)       -         -
                                                   --------- --------- ---------
Earnings Before Cumulative Effect
  of Accounting Changes                              15,902    33,055    22,996

Cumulative Effect of Accounting Changes, Net of Tax
    Postretirement benefits-SFAS No. 106 (Note 1)   (67,222)       -         -
    Income taxes-SFAS No. 109 (Note 1)                1,321        -         -
                                                   --------- --------- ---------
Net Earnings (Loss)                              $  (49,999)   33,055    22,996
                                                   ========= ========= =========
    Dividend requirements for preferred
      stock (Note 10)                                (1,905)   (1,613)   (1,643)
                                                   --------- --------- ---------
Net Earnings (Loss) Applicable to Common Stock   $  (51,904)   31,442    21,353
                                                   ========= ========= =========
Earnings (Loss) Per Common Share (Notes 1 and 10)
    Primary
      Earnings before cumulative
        effect of accounting changes             $      .95      2.31      1.68
      Net earnings (loss)                        $    (3.51)     2.31      1.68
    Fully diluted
      Earnings before cumulative
        effect of accounting changes             $      .93      2.17      1.60
      Net earnings (loss)                        $    (3.51)     2.17      1.60

Common Shares and Equivalents Outstanding
(Notes 1 and 10)
    Primary                                          14,781    13,603    12,699
    Fully diluted                                    16,409    15,261    14,354

Cash Dividends on Common Stock-
    Per Share (Note 10)                          $     1.00      1.00      1.00

       The accompanying notes are an integral part of these statements.






Consolidated Balance Sheets
as of December 25, 1993, and December 26, 1992

Dollars in thousands

                                                           1993       1992
                                                        ---------- ----------
ASSETS

Current Assets
    Cash and cash equivalents (Note 1)               $     11,483     14,970
    Receivables, less allowance of $11,444 in 1993
        and $9,836 in 1992                                114,951    124,180
    Inventories (Note 8)                                  160,060    150,187
    Deferred income taxes (Note 6)                         15,070         -
    Prepaid expenses and other                              6,175      5,051
                                                        ---------- ----------
    Total current assets                                  307,739    294,388

Plant and Equipment (Notes 1, 9 and 11)
     Buildings                                            101,025     97,853
     Machinery and equipment                              642,404    603,387
     Construction in progress                              28,703     16,965
     Land                                                  17,648     17,919
                                                        ---------- ----------
                                                          789,780    736,124
     Less accumulated depreciation                        357,927    325,918
                                                        ---------- ----------
     Net plant and equipment                              431,853    410,206

Intangible Assets, net of accumulated amortization
  of $9,817 in 1993 and $6,428 in 1992 (Notes 2 and 5)     54,594     51,788
Deferred Income Taxes (Note 6)                             20,498         -
Other Assets                                                2,494      3,663
                                                        ---------- ----------
Total Assets                                          $   817,178    760,045
                                                        ========== ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
    Accounts payable                                  $    75,540     75,476
    Accrued employment costs (Notes 5 and 7)               52,339     49,819
    Other accrued expenses                                 28,005     22,255
    Current maturities of long-term debt (Note 9)           5,821      4,372
                                                        ---------- ----------
    Total current liabilities                             161,705    151,922

Long-term Debt (Note 9)                                   220,768    218,903
Retirement Benefits (Note 5)
    Pensions                                               19,055     16,250
    Medical and life insurance                            136,056         -
Deferred Income Taxes (Note 6)                                 -      29,276
Other Liabilities                                          12,840     14,621
                                                        ---------- ----------
    Total liabilities                                     550,424    430,972

Commitments and Contingencies (Note 11)

Stockholders' Investment
    Series preferred stock (Note 10)                       32,467     32,662
    Common stock (Note 10)                                    158        158
    Capital in excess of par value (Note 10)               82,625     81,040
    Earnings invested                                     193,977    260,366
    Foreign currency translation adjustments               (1,641)    (1,088)
    Deferred compensation - ESOP (Note 7)                 (26,209)   (28,595)
    Repurchased stock, at cost                            (14,623)   (15,470)
                                                        ---------- ----------
    Total stockholders' investment                        266,754    329,073
                                                        ---------- ----------
Total Liabilities and Stockholders' Investment        $   817,178    760,045
                                                        ========== ==========

         The accompanying notes are an integral part of these statements.






Consolidated Statements of Stockholders' Investment for the 52 weeks ended December 25, 1993, December 26, 1992, and December 28, 1991

Dollars in thousands except per share amounts


                                                                  1993
                                                         Shares       Dollars
                                                      ------------  -----------
Series Preferred Stock (Note 10)
(1,000,000 shares authorized)
     Series B
          Balance at beginning of year                    544,374 $     32,662
          Conversion                                       (3,251)        (195)
                                                      ------------  -----------
          Balance at end of year                          541,123       32,467
                                                      ------------  -----------
Common Stock (Note 10)
(40,000,000 shares authorized)
     Balance at beginning of year                      15,813,259          158
     Issued                                                    -            -
     Stock split                                               -            -
                                                      ------------  -----------
     Balance at end of year                            15,813,259          158
                                                      ------------  -----------
Capital in Excess of Par Value
     Balance at beginning of year                                       81,040
     Common stock issued (Note 10)                                          -
     Common stock split (Note 10)                                           -
     Stock option activity (Note 7)                                      1,502
     Conversion of Series B preferred stock                                 83
                                                                    -----------
     Balance at end of year                                             82,625
                                                                    -----------
Earnings Invested
     Balance at beginning of year                                      260,366
     Net earnings (loss)                                               (49,999)
     Dividends
          Preferred ($4.80 per share)                                   (2,602)
          Common ($1.00 per share)                                     (14,508)
     Tax benefit on ESOP preferred stock dividends                         720
                                                                    -----------
     Balance at end of year                                            193,977
                                                                    -----------
Foreign Currency Translation Adjustments
     Balance at beginning of year                                       (1,088)
     Effect of rate changes                                               (553)
     Sale of subsidiary                                                     -
                                                                    -----------
     Balance at end of year                                             (1,641)
                                                                    -----------
Deferred Compensation - ESOP
     Balance at beginning of year                                      (28,595)
     Allocations to employees                                            2,386
                                                                    -----------
     Balance at end of year                                            (26,209)
                                                                    -----------
Repurchased Stock, at cost
     Balance at beginning of year                       1,358,717      (15,470)
     Common stock split (Note 10)                              -            -
     Stock option activity (Note 7)                       (64,725)         737
     Conversion of Series B preferred stock                (9,719)         110
                                                      ------------  -----------
     Balance at end of year                             1,284,273      (14,623)
                                                      ------------  -----------

Stockholders' Investment                                          $    266,754
                                                                    ===========


Consolidated Statements of Stockholders' Investment (continued) for the 52 weeks ended December 25, 1993, December 26, 1992, and December 28, 1991

Dollars in thousands except per share amounts


                                                                  1992
                                                         Shares       Dollars
                                                      ------------  -----------
Series Preferred Stock (Note 10)
(1,000,000 shares authorized)
     Series B
          Balance at beginning of year                    547,584 $     32,855
          Conversion                                       (3,210)        (193)

                                                      ------------  -----------
          Balance at end of year                          544,374       32,662
                                                      ------------  -----------
Common Stock (Note 10)
(40,000,000 shares authorized)
     Balance at beginning of year                       9,410,178           94
     Issued                                             1,132,300           11
     Stock split                                        5,270,781           53
                                                      ------------  -----------
     Balance at end of year                            15,813,259          158
                                                      ------------  -----------
Capital in Excess of Par Value
     Balance at beginning of year                                       19,814
     Common stock issued (Note 10)                                      58,518
     Common stock split (Note 10)                                          (53)
     Stock option activity (Note 7)                                      2,679
     Conversion of Series B preferred stock                                 82
                                                                    -----------
     Balance at end of year                                             81,040
                                                                    -----------
Earnings Invested
     Balance at beginning of year                                      242,295
     Net earnings (loss)                                                33,055
     Dividends
          Preferred ($4.80 per share)                                   (2,619)
          Common ($1.00 per share)                                     (13,374)
     Tax benefit on ESOP preferred stock dividends                       1,009
                                                                    -----------
     Balance at end of year                                            260,366
                                                                    -----------
Foreign Currency Translation Adjustments
     Balance at beginning of year                                          112
     Effect of rate changes                                             (1,083)
     Sale of subsidiary                                                   (117)
                                                                    -----------
     Balance at end of year                                             (1,088)
                                                                    -----------
Deferred Compensation - ESOP
     Balance at beginning of year                                      (30,452)
     Allocations to employees                                            1,857
                                                                    -----------
     Balance at end of year                                            (28,595)
                                                                    -----------
Repurchased Stock, at cost
     Balance at beginning of year                       1,003,343      (16,395)
     Common stock split (Note 10)                         501,675           -
     Stock option activity (Note 7)                      (136,718)         816
     Conversion of Series B preferred stock                (9,583)         109
                                                      ------------  -----------
     Balance at end of year                             1,358,717      (15,470)
                                                      ------------  -----------

Stockholders' Investment                                          $    329,073
                                                                    ===========


Consolidated Statements of Stockholders' Investment (continued) for the 52 weeks ended December 25, 1993, December 26, 1992, and December 28, 1991

Dollars in thousands except per share amounts


                                                                  1991
                                                         Shares       Dollars
                                                      ------------  -----------
Series Preferred Stock (Note 10)
(1,000,000 shares authorized)
     Series B
          Balance at beginning of year                    550,433 $     33,026
          Conversion                                       (2,849)        (171)
                                                      ------------  -----------
          Balance at end of year                          547,584       32,855
                                                      ------------  -----------
Common Stock (Note 10)
(40,000,000 shares authorized)
     Balance at beginning of year                       9,410,178           94
     Issued                                                    -            -
     Stock split                                               -            -
                                                      ------------  -----------
     Balance at end of year                             9,410,178           94
                                                      ------------  -----------
Capital in Excess of Par Value
     Balance at beginning of year                                       18,631
     Common stock issued (Note 10)                                          -
     Common stock split (Note 10)                                           -
     Stock option activity (Note 7)                                      1,106
     Conversion of Series B preferred stock                                 77
                                                                    -----------
     Balance at end of year                                             19,814
                                                                    -----------
Earnings Invested
     Balance at beginning of year                                      233,340
     Net earnings (loss)                                                22,996
     Dividends
          Preferred ($4.80 per share)                                   (2,634)
          Common ($1.00 per share)                                     (12,397)
     Tax benefit on ESOP preferred stock dividends                         990
                                                                    -----------
     Balance at end of year                                            242,295
                                                                    -----------
Foreign Currency Translation Adjustments
     Balance at beginning of year                                          135
     Effect of rate changes                                                (23)
     Sale of subsidiary                                                     -
                                                                    -----------
     Balance at end of year                                                112
                                                                    -----------
Deferred Compensation - ESOP
     Balance at beginning of year                                      (31,699)
     Allocations to employees                                            1,247
                                                                    -----------
     Balance at end of year                                            (30,452)
                                                                    -----------
Repurchased Stock, at cost
     Balance at beginning of year                       1,078,887      (17,288)
     Common stock split (Note 10)                              -            -
     Stock option activity (Note 7)                       (69,893)         802
     Conversion of Series B preferred stock                (5,651)          91
                                                      ------------  -----------
     Balance at end of year                             1,003,343      (16,395)
                                                      ------------  -----------

Stockholders' Investment                                          $    248,323
                                                                    ===========

      The accompanying notes are an integral part of these statements.






Consolidated Statements of Cash Flows
for the 52 weeks ended December 25, 1993, December 26, 1992, and December 28, 1991

Dollars in thousands


                                                     1993      1992      1991
                                                   --------- --------- ---------
Operating Activity
     Net earnings (loss)                         $  (49,999)   33,055    22,996

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow from Operating Activity
     Depreciation and amortization                   45,488    39,232    25,833
     Cumulative effect of accounting changes         65,901        -         -
     Income taxes deferred                           (8,549)    6,519     2,424
     Work force reduction provision                  10,626        -         -
     Loss (gain) on disposition of assets/
       subsidiaries                                   4,500      (471)      539
     Provision for uncollectible accounts            12,997     9,268     5,326
     Retirement benefit funding less than expense     3,238     3,572     2,151
     Changes in working capital affecting operations
          Accounts receivable                        (5,847)  (16,766)    2,051
          Inventories                                (9,873)   (4,838)   (3,436)
          Prepaid expenses and other                 (1,029)      962       289
          Accounts payable                               68    (6,664)    6,073
          Accrued expenses                            4,847       935     3,273
     Other, net                                         (78)   (5,620)   (1,175)
                                                   --------- --------- ---------
     Cash flow from operating activity               72,290    59,184    66,344


Financing Activity
     Long-term debt
          Borrowed                                   22,000   439,731        -
          Repaid                                    (16,164) (279,797)   (4,525)
     Proceeds from common stock issued                   -     58,529        -
     Dividends paid                                 (17,115)  (15,997)  (15,035)
     Proceeds from stock options exercised            1,598     2,557     1,467
     Other, net                                          -     (3,377)       -
                                                   --------- --------- ---------
     Net from (for) financing activity               (9,681)  201,646   (18,093)


Investing Activity
     Acquisitions, net of cash acquired of $271          -   (274,441)       -
     Capital expenditures                           (67,424)  (36,002)  (34,696)
     Purchase of short-term investments                  -       (338)  (15,550)
     Proceeds from sale of short-term investments        -     15,888        -
     Proceeds from sale of assets/subsidiaries        1,013     1,066       908
     Proceeds from sale of equity securities             -      3,604     7,546
     Other, net                                         315       (24)    2,708
                                                   --------- --------- ---------
     Net for investing activity                     (66,096) (290,247)  (39,084)


Cash and Cash Equivalents
     Increase (decrease)                             (3,487)  (29,417)    9,167
     Start of year                                   14,970    44,387    35,220
                                                   --------- --------- ---------
     End of year                                 $   11,483    14,970    44,387
                                                   --------- --------- ---------

       The accompanying notes are an integral part of these statements.



Notes to Consolidated Financial Statements
Dollars in thousands except per share amounts



1. Accounting Policies

Consolidation and Fiscal Year. The consolidated financial statements include the accounts of Lukens Inc. and all majority-owned subsidiaries. Our fiscal year is the 52- or 53-week period that ends on the last Saturday of December. Certain subsidiaries are consolidated on a calendar year basis.

Cash and Cash Equivalents. Highly liquid investments with maturities of three months or less when purchased are recognized as cash equivalents.

Inventories. Inventories are recorded at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most product and raw material inventories. Supplies are valued at the lower of average cost or market. Additional inventory disclosures are included in Note 8.

Plant and Equipment. Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life. The useful life ranges from 20 to 40 years for buildings and from 7 to 18 years for most production machinery and equipment. The cost of plant and equipment retired in the normal course of business is generally charged against accumulated depreciation. Gains and losses on other retirements are reflected in earnings.

Earnings Per Share. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the average of common stock outstanding and common stock equivalents. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

During 1992, Lukens issued long-term notes and common stock (Notes 9 and 10) to refinance the Washington Steel acquisition (Note 2). If the long-term notes and common stock had been issued on the acquisition date, primary earnings per common share reported for 1992 would not have been significantly different.

Accounting Changes - Income Taxes. In the first quarter of 1993, Lukens adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new statement requires an asset and liability approach to determine the tax provision and related deferred tax assets and liabilities. We elected to record the cumulative effect of this accounting change by the recognition of a $1,321 gain, or $.09 per common share.

As a result of adopting SFAS No. 109, the tax benefit on the Lukens' preferred stock dividends for the shares allocated to employee stock ownership plan (ESOP) participants is recognized as a reduction to the income tax provision. In prior years, this amount was recognized as a direct increase to retained earnings.

Recognition of income taxes in prior years has not been restated. The provision for income taxes under the previous deferral method was based on financial accounting earnings. Deferred taxes were recognized because some financial accounting income and expense items were recognized in different years in determining taxable income. Note 6 covers our income tax disclosures.

Accounting Changes - Retiree Medical & Life Insurance Benefits. In the first quarter of 1993, Lukens adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new statement requires the liability and expense be actuarially determined in a framework similar to the one used to measure defined benefit pension plans. We elected to record the cumulative effect of this accounting change by the recognition of a $108,000 expense, which represented the accumulated postretirement benefit obligation for current and future retirees at the beginning of 1993. On an after-tax basis, the expense was $67,222, or $4.55 per common share. The adoption of the new statement also changed the accounting for our 1992 acquisition of Washington Steel, discussed in Note 2.

The recognition of retiree medical and life insurance benefits in prior years was on a cash basis, and results for prior years have not been restated. Note 5 covers our retiree benefit disclosures.

2. Acquisitions and Discontinued Operations

Acquisitions. On April 24, 1992, Washington Steel Corporation was acquired for $273,718 in cash. Washington Steel is a stainless steel producer with two production facilities in Pennsylvania and one in Ohio. Also included in the acquisition were seven stainless service centers in the United States and Canada.

The acquisition was accounted for as a purchase with the results of Washington Steel included from the acquisition date. As a result of the adoption of SFAS No. 106, discussed in Note 1, purchase accounting was adjusted in 1993 to reflect the accumulated postretirement benefit obligation assumed of $19,300. Recognition of this liability was offset by $12,200 of goodwill and $7,100 of net long-term deferred tax assets. The fair value of assets acquired as adjusted for the adoption of SFAS No. 106, was $385,876 and liabilities assumed totaled $112,158. Included in assets was $41,150 of goodwill, which is being amortized over 25 years on a straight-line basis.

The pro forma consolidated results listed below are unaudited and reflect purchase accounting adjustments assuming the acquisition occurred at the beginning of each year presented.


                                                        1992      1991
                                                      --------- ---------
Net sales                                            $ 823,672   812,424
Operating earnings                                   $  61,838    29,998
Net earnings                                         $  35,986    13,746
Earnings Per Common Share
  Primary                                            $    2.53       .95
  Fully diluted                                      $    2.36       .95




Discontinued Operations. As part of a program adopted in 1993 to focus Lukens resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group are for sale. These subsidiaries are reported as discontinued operations, and prior period results are restated.

Net sales and income tax expense of the discontinued operations and an earnings per common share reconciliation (before the cumulative effect of accounting changes) are listed below.


                                              1993      1992      1991
                                            --------- --------- ---------
Net sales                                  $ 171,267   184,869   205,620
Income tax expense (benefit)
  Earnings from operations                 $   3,461     5,580     5,424
  Loss provision                           $  (1,728)        -         -
Earnings per common share-primary
  Continuing operations                    $     .76      1.63       .96
  Discontinued operations                        .19       .68       .72
                                            --------- --------- ---------
                                           $     .95      2.31      1.68
                                            --------- --------- ---------
Earnings per common share-fully diluted
  Continuing operations                    $     .76      1.56       .96
  Discontinued operations                        .17       .61       .64
                                            --------- --------- ---------
                                           $     .93      2.17      1.60
                                            --------- --------- ---------



During the fourth quarter of 1993, a $4,500 provision was recognized to revise estimates of the realizable value of discontinued operations. On an after-tax basis, the provision was $2,772, or $.19 per common share. Net assets of the discontinued operations at the end of 1993 were $87,857.


3.  Business Groups

As a result of the discontinued operations presentation discussed in Note 2, the previously reported Safety Products, Corrosion Protection, and Diversified business groups have been eliminated from our business group presentation. Two subsidiaries in the Diversified Group were not classified as discontinued operations, and they are now reported in the Lukens Steel Group. The Washington Stainless Group resulted from the acquisition discussed in Note 2.

Listed below is a description of our business groups, which operate primarily in the United States. Sales to foreign countries and sales between business groups are not significant.

- -   Lukens Steel Group - specializes in the production of carbon, alloy and clad plate steels.

- -   Washington Stainless Group - specializes in stainless steel plate, sheet, strip, hot band and slabs. The group also operates stainless service centers.


Summary business group information is included in the following chart.

                                              1993      1992      1991
                                            --------- --------- ---------
Net sales
  Lukens Steel                             $ 445,075   417,528   423,154
  Washington Stainless (b)                   416,997   278,244         -
                                            --------- --------- ---------
                                           $ 862,072   695,772   423,154
                                            ========= ========= =========
Operating earnings (loss)
  Lukens Steel (a)                         $  17,341    42,215    36,450
  Washington Stainless (b)                    37,395    22,749         -
  Corporate (c)                              (18,134)  (13,144)  (14,444)
                                            --------- --------- ---------
                                           $  36,602    51,820    22,006
                                            ========= ========= =========
Assets
  Lukens Steel                             $ 299,638   259,335   248,374
  Washington Stainless                       398,204   369,232         -
  Corporate (d)                               17,370    19,573    70,259
  Discontinued Operations                    101,966   111,905   113,727
                                            --------- --------- ---------
                                           $ 817,178   760,045   432,360
                                            ========= ========= =========
Depreciation and amortization
  Lukens Steel                             $  18,408    17,698    17,752
  Washington Stainless (b)                    18,597    12,313         -
  Corporate                                      725     1,634       313
  Discontinued Operations                      7,758     7,587     7,768
                                            --------- --------- ---------
                                           $  45,488    39,232    25,833
                                            ========= ========= =========
Capital expenditures
  Lukens Steel                             $  38,206    25,015    24,628
  Washington Stainless (b)                    25,554     6,557         -
  Corporate                                      362       209       120
  Discontinued Operations                      3,302     4,221     9,948
                                            --------- --------- ---------
                                           $  67,424    36,002    34,696
                                            ========= ========= =========


a. Lukens Steel Operating Earnings: 1993 - In the fourth quarter, charges of $14,921 were recognized that included $9,660 of expense for a work force reduction program (Note 4). The remaining charges included provisions for environmental remediation and workers' compensation claims. The adoption of a new accounting standard for retiree medical and life insurance benefits (Note 1) resulted in additional accrual expense of $4,610 over the cash claims. Results from prior years only include the cash claims. 1992 -In the fourth quarter, a provision for workers' compensation claims alleging hearing loss reduced results by $3,500. Also in the fourth quarter of 1992, a favorable LIFO inventory accounting adjustment increased earnings by $2,719. 1991 - A labor strike resulted in an $8,597 loss for the fourth quarter.

b. Washington Stainless Group Results 1992 results are for a partial year, from the acquisition date on April 24, 1992 to year end.

c. Corporate Expenses: 1993 - The increase in 1993 expenses included higher consulting fees and expenses from a work force reduction program. 1991 expenses included $2,665 of severance packages for executives. Gains from the sale of corporate assets partially offset these expenses.

d. Corporate Assets   Corporate assets consist primarily of cash and cash
equivalents, refundable income taxes, and office facilities. Assets in 1993 included deferred income taxes. Short-term investments and marketable equity securities were included in 1991 assets.


4. Unusual Item

During the fourth quarter of 1993, $10,626 of expenses for a work force reduction program were recognized. The expenses were primarily for pension and medical benefits associated with an early retirement program. On an after-tax basis, the provision reduced net earnings before the cumulative effect of accounting changes by $6,247, or $.43 per common share.

5. Retiree Benefits

Pensions. Lukens has several defined benefit plans that provide pension and survivor benefits for most employees. Benefits are primarily based on the combination of years of service and compensation. Plans are funded in accordance with applicable regulations.

The components of pension expense are listed below.

                                              1993      1992      1991
                                            --------- --------- ---------
Service cost for benefits earned           $   7,460     6,184     4,211
Interest cost on projected benefit
  obligation                                  26,672    23,322    18,226
Actual return on assets                      (33,384)  (22,742)  (38,699)
Amortization and deferrals
  Deferred return on assets                    5,679    (3,055)   17,821
  Prior service cost                           2,880     2,069     1,454
  Other, net                                    (138)     (609)       29
                                            --------- --------- ---------
Net pension expense (a)                    $   9,169     5,169     3,042
                                            ========= ========= =========


a. The increase in 1993 pension expense resulted primarily from plan improvements for Lukens Steel Group salary employees. The increase was also attributable to a full year of Washington Stainless Group expense compared to 1992, which was from the acquisition on April 24.

Higher pension expense in 1992 compared to 1991 primarily reflected costs from a new labor contract in the Lukens Steel Group. Pension expense from the plans assumed in the Washington Steel acquisition also contributed to the increase.

The following table reconciles the net funded status of our plans to amounts recognized in the Consolidated Balance Sheets.


                                                        1993      1992
                                                      --------- ---------
Actuarial present value of
  Vested benefit obligation (a)                      $(304,388) (273,855)
  Nonvested benefit obligation (a)                     (33,089)  (27,558)
                                                      --------- ---------
  Accumulated benefit obligation (a)                  (337,477) (301,413)
  Effect of projected future compensation (a)          (36,927)  (27,826)
                                                      --------- ---------
  Projected benefit obligation (a)                    (374,404) (329,239)
Plan assets at fair value (b)                          303,538   299,579
                                                      --------- ---------
Plan assets less than projected benefit obligation     (70,866)  (29,660)
                                                      --------- ---------
Unrecognized net loss (gain)                            21,496   (14,811)
Unrecognized prior service cost                         33,651    34,200
Unrecognized net obligation at transition                  436       484
Adjustment to recognize minimum liability               (4,641)   (4,199)
                                                      --------- ---------
Net pension liability recognized in the
  consolidated balance sheet                         $ (19,924)  (13,986)
                                                      ========= =========


a. The increase in the 1993 benefit obligations primarily reflected a lower discount rate. Additionally, incentives offered in an early retirement program (Note 4) increased benefit obligations by $7,716.

b. Plan assets primarily consist of stocks, bonds and short-term investments. Included in plan assets is Lukens' common stock totaling $10,585 in 1993 and $12,637 in 1992.

The net pension liability was comprised of:


                                                        1993      1992
                                                      --------- ---------
Accrued employment costs                             $  (2,720)   (3,669)
Other liabilities                                      (19,055)  (16,250)
Intangible assets                                        1,851     5,933
                                                      --------- ---------
Net pension liability                                $ (19,924)  (13,986)
                                                      --------- ---------


Significant assumptions used in the calculation of pension expense and obligations were:

                                              1993      1992      1991
                                            --------- --------- ---------
Discount rate                              %     7.2       8.3       8.4
Rate of compensation increase              %     3-7       3-7       3-7
Long-term rate of return on plan assets    %     9.5       9.5       9.5


Retiree Health & Life Insurance Benefits. Lukens provides retiree health and life insurance benefits for most employees if they continue to work for the company until they reach retirement age. These benefits are funded as the claims are submitted.

During 1993, Lukens adopted a new accounting standard, SFAS No. 106, for these retiree benefits. As discussed in Note 1, we elected to recognize the cumulative effect of adopting the standard in 1993. The adoption also resulted in a change in the Washington Steel acquisition accounting for the obligations assumed, discussed in Note 2. The combination of the cumulative effect and acquisition obligations totaled $127,300 at the beginning of 1993. Accrual expense under the new standard is significantly higher than the expense recognized under the previous cash-basis method. Cash payments in 1992 were $6,514 and $5,818 in 1991.

The 1993 expense components are listed below.


                                                                  1993
                                                                ---------
Service cost for benefits earned                               $   2,752
Interest cost on accumulated postretirement
  benefit obligation                                              10,453
                                                                ---------
Net postretirement benefit cost                                $  13,205
                                                                ---------


The table below reconciles the actuarial present value of year-end 1993 obligations to the liability recognized in the Consolidated Balance Sheets.

                                                                  1993
                                                                ---------
Accumulated postretirement benefit obligation
   Retirees                                                    $ (82,099)
   Fully eligible active participants                            (44,843)
   Other active participants                                     (31,458)
                                                                ---------
Total accumulated postretirement benefit obligation (a)         (158,400)
Unrecognized loss                                                 22,344
                                                                ---------
Accrued postretirement benefit liability                       $(136,056)
                                                                ---------

a. Obligations include $14,430 for life insurance benefits.

Significant assumptions used in the calculation of expense and obligations are listed below.

                                                                  1993
                                                                ---------
Discount rate (a)                                              %     7.4
Health care cost increase (b)                                  %  9.5-12
Rate of compensation increase                                  %     5-7


a. Recognition of the cumulative effect at adoption was based on a discount rate of 8.3 percent.

b. Health-care cost increase assumptions are reduced to a rate of 5 percent over 10 years.

A one-percentage point increase in the medical cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $26,000 and would increase expense by approximately $2,800.


6. Income Taxes

During 1993, Lukens adopted a new income tax accounting standard, discussed in Note 1. Because we elected to recognize the cumulative effect of adopting the standard in 1993, prior years accounted for under the deferral method have not been restated.

The reconciliation between the federal statutory rate applicable to Lukens' earnings from continuing operations and our effective rate is listed below. Essentially all earnings are from United States sources.


                                                        Deferral Method
                                              1993      1992      1991
                                            --------- --------- ---------
Federal statutory rate                     %    35.0      34.0      34.0
Federal statutory rate change                   (3.6)        -         -
State income taxes net of federal
  tax benefit                                    1.6       3.8       3.7
Non-deductible expenses                          2.0       1.2       0.6
Other                                            0.3       0.1      (0.4)
                                            --------- --------- ---------
Effective income tax rate                  %    35.3      39.1      37.9
                                            ========= ========= =========


The components of the deferred income tax assets and liabilities at the end of 1993 are listed below.

                                                                  1993
                                                                ---------
Deferred tax assets
  Retirement benefits                                          $  64,724
  Other deductible temporary differences                          20,955
  Valuation allowance                                             (3,062)
                                                                ---------
                                                                  82,617
Deferred tax liabilities
  Plant and equipment                                            (36,718)
  Other taxable temporary differences                            (10,331)
                                                                ---------
    Deferred tax liabilities                                     (47,049)
                                                                ---------
Net deferred tax asset                                         $  35,568
                                                                =========


The current and deferred components of the income tax provision are listed below.


                                                        Deferral Method
                                              1993      1992      1991
                                            --------- --------- ---------
Current
  U.S. Federal                             $  11,868     9,599     7,062
  State and other                                491     1,513     2,030
                                            --------- --------- ---------
                                              12,359    11,112     9,092
Deferred to future years
  U.S. Federal                                (4,901)    3,120      (376)
  State and other                                159     1,057      (284)
                                            --------- --------- ---------
                                              (4,742)    4,177      (660)
Change in tax rate                              (727)        -         -
Change in valuation allowance                    271         -         -
                                            --------- --------- ---------
Income tax expense                         $   7,161    15,289     8,432
                                            ========= ========= =========


Deferred income taxes recognized under the deferral method were the result of the timing differences between financial reporting and taxable earnings listed below.


                                                        1992      1991
                                                      --------- ---------
Depreciation                                         $   5,917     1,085
Pensions                                                (1,534)     (636)
Vacations                                                  319      (311)
Other                                                     (525)     (798)
                                                      --------- ---------
Deferred income tax expense                          $   4,177      (660)
                                                      ========= =========


On a cash basis, Lukens paid the following amounts of income taxes, including payments for discontinued operations.

      1993         1992         1991
    $18,938      $10,960      $19,031

7. Compensation Plans

Stock Options. The 1985 Stock Option and Appreciation Plan provides for the issuance of non-qualified stock options and incentive stock options
(ISOs) to officers and other executives. At the Annual Meeting of Stockholders on April 28, 1993, stockholders approved an amendment to the plan that increased the number of shares that can be granted by 600,000, and extended the expiration date of the plan until February 26, 1998.

A maximum of 1,837,500 options to purchase Lukens' common stock can be granted at an exercise price not less than the fair market value on the grant date. Once granted, options can be exercised after one year, and they will expire in ten years.

Also at the 1993 Annual Meeting of Stockholders, stockholders approved a stock option plan for non-employee directors. This plan provides for the issuance of 75,000 non-qualified options to purchase Lukens Inc. common stock at an exercise price based on the fair market value on the grant date.

During 1991, 330,000 non-qualified stock options were granted to Mr. Van Sant as part of his employment agreement. These options become exercisable ratably over 11 years. The options carry an exercise price of $23.38 per share, which was 85 percent of the fair market value on the grant date. Compensation expense from this discount from fair market value is being recognized on a straight-line basis over the expected service period.

A summary of stock option activity is presented below.

                                                          1993      1992
                                                      --------  --------
Options outstanding, beginning of year                 668,643   751,446
Granted at
  $46.56 to $47.25 per share                            80,600
  $31.00 per share                                               102,750
Exercised at
  $16.63 to $31.00 per share                           (64,725)
  $5.56 to $24.75 per share                                     (174,753)
Terminated at
  $16.63 per share                                        (600)
  $16.63 to $31.00 per share                                     (10,800)
                                                      --------- ---------
Options outstanding, end of year, at
  $6.72 to $47.25 per share                            683,918
  $6.72 to $31.00 per share                                      668,643
                                                      ========= =========
Exercisable                                            333,318   270,543
                                                      ========= =========
Available for grant                                    774,625   179,625
                                                      ========= =========


Incentive Compensation. Most Lukens' employees participate in incentive compensation plans that are based on the consolidated results of Lukens Inc. and on the results of various subsidiaries. Compensation expense under these plans is listed below.

          1993       1992       1991

       $19,419      $13,016   $9,312


Employee Stock Ownership Plan (ESOP). In 1989, an ESOP within an existing 401(k) employee savings plan for most salaried employees was established. The ESOP was designed to provide 401(k) employer matching benefits in the form of convertible preferred stock that was acquired with the proceeds from a $33,075 term loan (Note 9). The stock is released for allocation to participants' accounts based on the relationship of debt and interest repayments to the total of all scheduled debt and interest payments. Dividends on allocated stock are paid, in-kind, with preferred stock. The projected maturities of the ESOP loan over the next five years are listed below.

1994       1995      1996      1997      1998
$4,354    $4,971    $6,232    $7,630    $3,022


The loan is guaranteed by Lukens, and the outstanding balance is recognized as debt in the Consolidated Balance Sheets. An offsetting amount, representing deferred compensation measured by the stated value of convertible preferred stock, is recognized in the stockholders' investment section. Debt service requirements of the ESOP are met by the combination of Lukens' cash contributions to the ESOP and dividends on the preferred stock.

Regarding expense recognition, cash contributions to the ESOP are recorded as compensation expense, and preferred stock dividends reduce retained earnings. This recognition results in interest expense incurred on the ESOP debt not being recognized as interest expense on Lukens' financial statements. Cash contributions are listed below.

1993      1992      1991
$2,222    $1,597    $1,177


8. Inventories

The components of inventory are listed below.

                                                        1993      1992
                                                      --------- ---------
Products finished and in process                     $ 121,437   117,054
Raw materials                                           32,596    27,079
Supplies                                                 6,027     6,054
                                                      --------- ---------
Inventories                                          $ 160,060   150,187
                                                      ========= =========

The estimated cost to replace inventories at year end is listed below.

1993          1992            1991

$197,000      $180,000        $108,000

Reductions in inventory quantities resulted in a liquidation of LIFO inventory carried at lower costs from prior years. The effect of these liquidations reduced cost of products sold as listed below.

1993      1992      1991

$213      $3,234    $929


9. Long-Term Debt and Interest

Listed below is a summary of long-term debt outstanding.


                                              Years
                                               Due      1993      1992
                                            --------- --------- ---------
Notes Payable, face amount                    2004   $ 150,000   150,000
Unamortized discount                                      (679)     (743)
  Coupon interest at 7.625%
  Effective interest at 7.691%
Short-term notes (a)                          1996      32,000    24,000
Industrial revenue bonds
  At percentage of prime (b)                1994-2000    6,288     7,606
  At 4% to 6.25%                            1994-2009    4,596     5,192
Term loans at 7% to 9.85%                   1994-2007    8,175     8,625
ESOP debt guarantee (c)                     1994-1998   26,209    28,595
                                                      --------- ---------
Total debt (d)                                         226,589   223,275
Less current portion                                     5,821     4,372
                                                      --------- ---------
Long-term debt (e)                                   $ 220,768   218,903
                                                      ========= =========


a. The weighted-average interest rate at year-end 1993 was 3.7% and 4.2% at year-end 1992. Short-term notes were classified as long-term because they are supported by the revolving credit agreements discussed below.

b. The weighted-average interest rate was 4.9% at year-end 1993 and 1992.

c. The ESOP debt guaranteed by Lukens carries an 8.26% interest rate on $21,744 as of December 25, 1993. The remaining ESOP debt carries a variable rate of 80.5% of prime. For a discussion on ESOP accounting, see
Note 7.

d. Annual maturities of long-term debt, excluding the ESOP debt guarantee, over the next five years are listed below.

1994      1995       1996     1997      1998
$1,467    $3,159    $37,789   $691      $693

e. Plant and equipment with a net depreciated cost of $50,400 are pledged as collateral for secured loans.

Long-term Notes. On August 4, 1992, Lukens issued $150,000 of notes due in 2004 at a discount of 99.487% of the face amount. The notes carry an interest rate of 7.625%, payable semi-annually. Proceeds, net of issuance expenses, were $148,218 and were used to reduce the debt incurred to finance the acquisition discussed in Note 2. The notes are currently rated Baa2 by Moody's and BBB+ by Standard and Poor's.

Revolving Credit Agreements.  To finance the acquisition discussed in
Note 2, Lukens initially borrowed $262,000 under a new debt agreement. The revolving credit and term loan agreement was structured with a three-year revolving credit line of $125,000 and a five-year term loan of $200,000. With the proceeds from common stock issued (Note 10) and long-term notes issued, the term loan was repaid. Subsequently, the revolving credit and term loan agreement was amended. The amended agreement provides for a $125,000 committed line of credit until September 30, 1996.


Interest is based on one of the following rates:

* The higher of the Prime Rate or the Federal Funds Rate plus 1/2 of 1%

* London Inter-Bank Offered Rate (LIBOR) adjusted for applicable reserves; plus 3/8 of 1%, 1/2 of 1%, or 7/8 of 1% depending on the Standard and Poor's or Moody's rating of the long-term notes of Lukens

* Competitively bid rates from lenders.


A fee is required on the unused portion (defined in the agreement) of the loan commitment. The commitment fee structure listed below is based on the lower of Standard and Poor's Moody's rating of the long-term notes. A-/A3 or higher 3/16 of 1%
BBB-/Baa3 to BBB+/Baa1 1/4 of 1%
Below BBB-/Baa3 3/8 of 1%

The amended agreement includes covenants that require a maximum leverage ratio (defined in the agreement) of 55 percent and restrictions on additional debt and asset dispositions. At year end, we are in compliance with these covenants, and additional borrowings of $93,000 were available.

Interest Rate Swaps. During the first quarter of 1993, Lukens entered into a two-year, $75,000, interest rate swap agreement. The swap was structured to convert a fixed rate of 4.317% to a variable interest rate that was measured by the six-month LIBOR. During the third quarter, Lukens realized $317 from the termination of the swap. The gain on termination is being recognized over the original term of the agreement.

At December 25, 1993, Lukens is party to interest rate exchange agreements with a notional principal of $81,250 decreasing through the expiration date in 1994. These agreements, which fix the interest rate at 6.2%, are accounted for as hedges. Lukens is exposed to credit risk from nonperformance by the other parties to the swap agreements.

Interest Expense. Capitalized interest was not significant in the last three years. For a discussion on ESOP debt accounting, see Note 7. Listed below are the amounts of interest, debt set-up costs and interest rate swap fees that were paid in cash.

1993      1992      1991
$15,702   $10,449   $1,990

Fair Value of Debt and Interest Rate Swaps. Approximately $160,000 represented the fair value of the long-term notes (face amount $150,000) at year-end 1993. The fair value of the other instruments at year-end 1993 and 1992 were not significantly different from the amount recognized in the Consolidated Balance Sheets. Regarding the interest rate swap agreements, the fair value of the obligations at year-end 1993 totaled $1,500 and $2,500 at the end of 1992. Fair value was calculated by using year-end interest rates and market conditions.

10. Stockholders' Investment

Common Stock. At the Annual Meeting of Stockholders on April 28, 1993, a 20,000,000 increase in the number of authorized common shares was approved. The increase, which was designed to provide greater flexibility in future capital structure requirements, brought the total number of shares authorized to 40,000,000. The par value remained at $.01 per share.

On July 28, 1992, Lukens issued 1,132,300 shares of common stock. The net proceeds of $58,529 were used to reduce the debt incurred to finance the Washington Steel acquisition. On September 28, 1992, a three-for-two common stock split was completed in the form of a 50 percent stock dividend. As a result of the split, $53, representing the par value of the additional shares, was transferred from capital in excess of par value to common stock. Common shares and equivalents outstanding and per share amounts in this Annual Report have been restated to reflect the stock split.

Under the stock option plans discussed in Note 7, 2,242,500 shares of common stock have been reserved.

Preferred Stock. There are 1,000,000 shares of series preferred stock, par value $.01 per share, authorized. An ESOP was established in 1989 with the issuance of 551,250 shares of Series B Convertible Preferred Stock. The preferred stock is stated at its liquidation preference of $60 per share and carries an annual cumulative dividend of $4.80 per share. Each share may be converted into three shares of common stock within the guidelines of an employee 401(k) savings plan. The stock is redeemable in common stock, cash, or a combination at the option of Lukens at a price of $64.80 per share. The redemption price declines gradually each year to $60 per share on or after July 2, 2000.

Holders of the Series B preferred stock are entitled to vote upon all matters submitted to the holders of common stock for a vote. The number of votes is equal to the number of common shares into which the preferred shares are convertible.

Shareholder Rights Plan. Lukens has a Shareholder Rights Plan designed to deter coercive or unfair takeover tactics and to prevent a buyer from gaining control of Lukens without offering a fair price to stockholders. The plan entitles each outstanding share of common stock to four-ninths (reflects adjustment for 1988 and 1992 common stock splits) of a right. Each right entitles stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $110. The rights become exercisable if a person or group acquires or makes a tender or exchange offer for 20 percent or more of common stock outstanding. The rights can also become exercisable if the Board of Directors determines, with the concurrence of outside directors, that a person has certain interests adverse to Lukens and has acquired at least 10 percent of common stock outstanding.

If the company is then acquired in a merger or other business combination transaction, each right will entitle the holder to receive, upon exercise, common stock of either Lukens or the acquiring company having a value equal to two times the exercise price of a right.

Lukens will generally be entitled to redeem the rights at $.05 per right at any time until the tenth day following public announcement that a 20 percent position has been acquired. The purchase rights will expire on August 10, 1997. Of the 1,000,000 shares of series preferred stock authorized, 75,000 have been reserved for the Series A preferred stock discussed above. As of December 25, 1993, there were 6,457,327 rights outstanding.

11. Commitments and Contingencies

Leases. Lukens has various operating leases primarily for real estate and production equipment. At year-end 1993, minimum rental payments under noncancelable leases totaled $27,294. Listed below are the scheduled payments over the next five years for these leases.
1994      1995      1996      1997      1998
$5,474    $4,696    $4,159    $3,413    $2,300

Rent expense for all operating leases is listed below.

1993      1992      1991

$12,245   $10,100   $5,758

Litigation. During 1992, approximately 300 workers' compensation claims alleging hearing loss were filed against Lukens Steel Co., a wholly-owned subsidiary. A $3,500 reserve was established in the fourth quarter of 1992 to cover potential awards and defense costs resulting from these claims. In 1993, additional claims were filed bringing the total number of claims to approximately 350. An additional $2,100 reserve was established in the fourth quarter of 1993.

The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety, environmental issues and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Commitments. At year-end 1993, purchase commitments for capital expenditures were $75,500. Capital expenditures projected for 1994 are historically high at $144,000. These expenditures are part of a five-year, $400,000 program that began in 1993.

Lukens Steel Company has a long-term contract for the supply of oxygen and related products to its facility in Coatesville, Pennsylvania. The contract runs until 2007 and has take-or-pay provisions totaling $32,989 for the remaining term. Annual minimum commitments are $2,490, which can be adjusted for inflation. Subsequent to year-end 1993, Washington Steel Corporation entered into a three-year, $36,000 purchase contract for nickel.


Quarterly Financial Data (Unaudited)

Quarterly Financial Data (Unaudited)

                                   First   Second    Third   Fourth   Fiscal
                                 Quarter  Quarter  Quarter  Quarter     Year
                                 -------- -------- -------- -------- --------
RESULTS OF OPERATIONS
1993
Net sales                       $221,116  226,871  211,405  202,680  862,072
Cost of products sold           $194,041  196,407  183,776  180,675  754,899
Earnings before cumulative
 effect of accounting changes   $  6,178    9,529    7,949   (7,754)b 15,902
Net earnings (loss)             $(59,723)   9,529    7,949   (7,754)b(49,999)

1992 (c)
Net sales                       $100,360  187,495  203,130  204,787  695,772
Cost of products sold           $ 87,400  162,736  176,042  175,796 d601,974
Net earnings                    $  5,240   10,144    9,165    8,506 d 33,055

PER COMMON SHARE
1993
Primary earnings (a)
  Earnings before cumulative
   effect of accounting changes $   .39      .61      .51    (0.57)     .95
  Net earnings (loss)           $ (4.07)     .61      .51    (0.57)   (3.51)
Fully diluted earnings (a)
  Earnings before cumulative
   effect of accounting changes $   .37      .57      .48    (0.57)     .93
  Net earnings (loss)           $ (4.07)     .57      .48    (0.57)   (3.51)
Dividends                       $   .25      .25      .25      .25     1.00

1992
Primary earnings (a)            $   .38      .76      .62      .55     2.31
Fully diluted earnings (a)      $   .36      .70      .58      .52     2.17
Dividends                       $   .25      .25      .25      .25     1.00

MARKET PRICES OF COMMON STOCK
1993
  High                          $ 49 5/8   52 7/8   47 7/8    40      52 7/8
  Low                           $ 40 7/8    40      36 1/2   31 1/4   31 1/4
  Close                         $  44       47      38 1/2   34 1/8

1992
  High                          $ 33 1/8   37 1/2    39      42 5/8   42 5/8
  Low                           $ 25 3/8   29 5/8    34       33      25 3/8
  Close                         $  31      35 5/8   35 1/8   40 7/8


a. Earnings per share calculations were based on the weighted-average shares and equivalents outstanding during the period reported. No adjustments were made that would be anti-dilutive or reduce the loss per share. Consequently, the sum of the quarterly earnings per share amounts may not equal the annual per share amounts.

b. During the fourth quarter of 1993, $10,626 of expenses from a work force reduction program were recognized. On an after-tax basis, the provision was $6,247, or $.43 per common share. Also during the fourth quarter, a $4,500 provision was recognized to revise estimates of the realizable value of discontinued operations. On an after-tax basis, the provision was $2,772, or $.19 per common share.

c. Consolidated results since April 24, 1992 include the results from the Washington Steel acquisition.

d. A $3,500 provision for workers' compensation claims alleging hearing loss, reduced net earnings by $2,027, or $.14 per share.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.   Directors

          The information contained in the section entitled "Election of Directors" of the Lukens Inc. 1994 Proxy Statement is incorporated herein by reference in response to this item.

b.   Executive Officers of the Registrant

          Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

c.   Compliance With Section 16(a)

          Information contained in the section entitled "Section 16 Compliance" of the Lukens Inc. 1994 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained in the sections entitled "Management" and "Report of Executive Development & Compensation Committee" of the Lukens Inc. 1994 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained in the sections entitled "Principal Holders of Stock" and "Management" of the Lukens Inc. 1994 Proxy
Statement is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K.

a.   Documents filed as a part of this report.

     1.   Financial Statements

          No financial statements have been filed with this Form 10-K other than those incorporated by reference in Item 8.

     2.   Financial Statement Schedules


SCHEDULE V - PLANT AND EQUIPMENT
SCHEDULE VI - ACCUMULATED DEPRECIATION
FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 25, 1993

(Dollars in Thousands)

                                                 1993
                            Balance  -----------------------------  Balance
                           December  Additions  Retire-  Other Add December
                           26, 1992  (Transfers  ments   (Deduct)  25, 1993
                           --------- --------- --------- --------- ---------
PLANT AND EQUIPMENT, AT COST
Land                      $  17,919        -         -       (271)   17,648
Buildings                    97,853     3,832       648       (12)  101,025
Machinery and equipment     603,387    51,682    12,229      (436)  642,404
Construction in progress     16,965    11,910        -       (172)   28,703
                           --------- --------- --------- --------- ---------
                          $ 736,124    67,424    12,877      (891)  789,780
                           ========= ========= ========= ========= =========

ACCUMULATED DEPRECIATION
Buildings                 $  40,512     3,613       340       197    43,982
Machinery and equipment     285,406    38,486     9,353      (594)  313,945
                           --------- --------- --------- --------- ---------
                          $ 325,918    42,099 a   9,693      (397)  357,927
                           ========= ========= ========= ========= =========

(a) Depreciation was determined by the straight-line method, using estimated useful service lives of 20 to 40 years for buildings and 7 to 18 years for most machinery and equipment.

SCHEDULE V - PLANT AND EQUIPMENT
SCHEDULE VI - ACCUMULATED DEPRECIATION
FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 26, 1992

(Dollars in Thousands)

                                                 1992
                            Balance  -----------------------------  Balance
                           December  Additions  Retire-  Other Add December
                           28, 1991  (Transfers  ments   (Deduct)  26, 1992
                           --------- --------- --------- --------- ---------
PLANT AND EQUIPMENT, AT COST
Land                      $  12,431       641        16     4,863    17,919
Buildings                    76,573     1,434        16    19,862    97,853
Machinery and equipment     397,218    36,937     1,956   171,188   603,387
Construction in progress     17,211    (3,010)        -     2,764    16,965
                           --------- --------- --------- --------- ---------
                          $ 503,433    36,002     1,988   198,677 b 736,124
                           ========= ========= ========= ========= =========

ACCUMULATED DEPRECIATION

Buildings                 $  37,356     3,089        16        83    40,512
Machinery and equipment     255,499    32,760     2,061      (792)  285,406
                           --------- --------- --------- --------- ---------
                          $ 292,855    35,849 a   2,077      (709)  325,918
                           ========= ========= ========= ========= =========

(a) Depreciation was determined by the straight-line method, using estimated useful service lives of 20 to 40 years for buildings and 7 to 18 years for most machinery and equipment.

(b)  Principally the acquisition of Washington Steel Corporation.

SCHEDULE V - PLANT AND EQUIPMENT
SCHEDULE VI - ACCUMULATED DEPRECIATION
FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 28, 1991

                                     (Dollars in Thousands)

                                                 1991
                            Balance  -----------------------------  Balance
                           December  Additions  Retire-  Other Add December
                           29, 1990  (Transfers  ments   (Deduct)  28, 1991
                           --------- --------- --------- --------- ---------
PLANT AND EQUIPMENT, AT COST
Land                      $  12,330       163        12       (50)   12,431
Buildings                    74,320     2,616         -      (363)   76,573
Machinery and equipment     374,568    24,598       392    (1,556)  397,218
Construction in progress      9,892     7,319         -         -    17,211
                           --------- --------- --------- --------- ---------
                          $ 471,110    34,696       404    (1,969)b 503,433
                           ========= ========= ========= ========= =========

ACCUMULATED DEPRECIATION

Buildings                 $  34,670     2,949         -      (263)   37,356
Machinery and equipment     234,720    21,876       389      (708)  255,499
                           --------- --------- --------- --------- ---------
                          $ 269,390    24,825 a     389      (971)b 292,855
                           ========= ========= ========= ========= =========

(a) Depreciation was determined by the straight-line method, using estimated useful service lives of 20 to 40 years for buildings and 7 to 18 years for most machinery and equipment.

(b)  Principally the sale of assets used in the Safety Products Group.


SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

ALLOWANCE FOR DOUBTFUL RECEIVABLES AND CUSTOMER CLAIMS

                               Additions Charged to
                    Balance at ---------------------            Balance at
                    Beginning  Costs and             Deductions   End of
Fiscal Year Ended   of Period   Expenses    Other       (b)       Period
- ------------------- ---------- ---------- ---------- ---------- ----------
December 25, 1993  $    9,836     12,997         -      11,389     11,444
December 26, 1992  $    4,352      9,268      5,701 a    9,485      9,836
December 28, 1991  $    3,563      5,326         -       4,537      4,352

(a) Balance assumed in the Washington Steel Corporation acquisition.
(b) Amounts determined not to be collectible, net of recoveries.

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE
                               Additions Charged to
                    Balance at ---------------------            Balance at
                    Beginning  Costs and                          End of
Fiscal Year Ended   of Period   Expenses    Other    Deductions   Period
- ------------------- ---------- ---------- ---------- ---------- ----------
December 25, 1993  $    2,791 a      271         -          -       3,062

(a) Included in cumulative effect of accounting changes from the adoption of SFAS No. 109.

DISCONTINUED OPERATIONS VALUATION RESERVE
                               Additions Charged to
                    Balance at ---------------------            Balance at
                    Beginning  Costs and                          End of
Fiscal Year Ended   of Period   Expenses    Other    Deductions   Period
- ------------------- ---------- ---------- ---------- ---------- ----------
December 25, 1993  $       -       4,500         -          -       4,500


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
(Dollars in Thousands)


                                          Charged to Costs and Expenses
                                          During the Fiscal Years Ended
                                          --------------------------------
                                           December   December   December
Item                                       25, 1993   26, 1992   28, 1991
- ------------------------------            ---------- ---------- ----------
Maintenance and repairs                  $   97,936     81,349     70,356
Depreciation                             $   42,099     35,849     24,825
Amortization of intangible assets        $    3,389      3,383      1,008



          Schedules other than those listed above have been omitted because they are not applicable or because the required information is reported in the financial statements or notes.

     3.   Exhibits

          See Index to Exhibits.

b.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1993 that ended on December 25, 1993.


                         SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LUKENS INC.
                                        (Registrant)





Date:  March 2, 1994               By   R. W. Van Sant
                                        --------------
                                        R. W. Van Sant
                                        Chairman and
                                        Chief Executive Officer

SIGNATURES (continued)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 2, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

Michael O. Alexander                    Robert L. Seaman
- --------------------                    --------------------
Michael O. Alexander                    Robert L. Seaman
Director                                Director

Frederick R. Dusto
- --------------------                    --------------------
Frederick R. Dusto                      Harry C. Stonecipher
Director                                Director

Ronald M. Gross                         Joab L. Thomas
- --------------------                    --------------------
Ronald M. Gross                         Joab L. Thomas
Director                                Director

Nancy Huston Hansen                     W. Paul Tippett
- --------------------                    --------------------
Nancy Huston Hansen                     W. Paul Tippett
Director                                Director

William H. Nelson, III                  R. W. Van Sant
- --------------------                    --------------------
William H. Nelson, III                  R. W. Van Sant
Director                                Chairman and
                                        Chief Executive Officer

Stuart J. Northrop                      John N. Maier
- --------------------                    --------------------
Stuart J. Northrop                      John N. Maier
Director                                Vice President and
                                        Controller

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lukens Inc. 1993 Annual Report to stockholders, included or incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1993 as discussed in Note 1 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules referred to in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen & Co.
Philadelphia, Pennsylvania
February 1, 1994




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports dated February 1, 1994 included or incorporated by reference in this annual report on Form 10-K, into the Company's previously filed: Form S-8 Registration Statements File No. 33-6673, 33-23405, 33-29105, and 33-69780, and Form S-3 Registration Statement File No. 33-6792.


Arthur Andersen & Co.
Philadelphia, Pennsylvania
March 23, 1994

                     INDEX TO EXHIBITS (Note 1)


( 3) Certificate of incorporation and by-laws  (Note 2)

(10) Material Contracts

(10.1) Lukens Inc. Supplemental Retirement Plan for Target Incentive Plan Participants, as amended, effective January 1, 1988 (Note 4)

(10.2) Lukens Inc. Supplemental Retirement Plan as amended and restated, effective January 1, 1990 (Note 6)

(10.3)    Lukens Inc. Supplemental Retirement Plan for Designated
Executives, effective January 1, 1990 (Note 5)

(10.4)    Lukens Inc. 1985 Stock Option and Appreciation Plan As Amended

(10.5)    Lukens Inc. Stock Option Plan for Non-employee Directors

(10.6)    Employment Agreement dated October 12, 1991, between R. William
Van Sant and the company (Note 4)

(10.7)    Severance Agreement dated October 12, 1991, between   R.
William Van Sant and the company (Note 4)

(10.8)    Lukens Inc. Severance Plan for Participants in the Lukens Inc.
1983 Target Incentive Plan and the Lukens Inc. 1985 Division
Incentive Compensation Plan (Note 4)

(10.9)    Severance Agreement dated October 31, 1990, between Dennis M.
Oates and the company (Note 5)

(10.10)   Severance Agreement dated October 31, 1990, between John C. van
Roden, Jr. and the company (Note 5)

(10.11)   Severance Agreement dated October 31, 1990, between William D.
Sprague and the company (Note 5)

(10.12)   Severance Agreement dated January 9, 1992, between John N.
Maier and the company (Note 3)

(10.13)   Lukens Inc. 1983 Target Incentive Compensation Plan as amended through January 1, 1993 (Note 3)

(10.14)   Lukens Inc. Directors' Deferred Payment Plan (Note 8)

(10.15)   Guaranty Agreement dated as of June 28, 1989, between Lukens
Inc., and The Toronto-Dominion Bank & Trust Company as Agent for the Guaranteed Parties (Note 6)

(10.16)   Retirement Plan, as amended, for Non-Employee Directors of
Lukens Inc. (Note 5)

(10.17)   Indemnification Agreement dated February 24, 1988, between
Frederick R. Dusto and the company  (Note 6)

(10.18)   Indemnification Agreement dated October 17, 1988, between
William D. Sprague and the company  (Note 6)

(10.19)   Indemnification Agreement dated September 27, 1989, between W.
Paul Tippett and the company  (Note 6)

(10.20)   Indemnification Agreement dated November 30, 1988, between R.
William Van Sant and the company  (Note 6)

(10.21)   Indemnification Agreement dated January 27, 1988, between
William H. Nelson, III and the company (Note 6)

(10.22)   Indemnification Agreement dated January 27, 1988, between Nancy
Huston Hansen and the company (Note 6)

(10.23)   Indemnification Agreement dated January 27, 1988, between
Stuart J. Northrop and the company (Note 6)

(10.24)   Indemnification Agreement dated January 27, 1988, between
Robert L. Seaman and the company  (Note 6)

(10.25)   Indemnification Agreement dated January 27, 1988, between
Dennis M. Oates and the company  (Note 6)

(10.26)   Indemnification Agreement dated January 28, 1988, between John
C. van Roden, Jr. and the company (Note 6)

(10.27)   Indemnification Agreement dated September 25, 1991, between
Ronald M. Gross and the company (Note 4)

(10.28)   Indemnification Agreement dated September 25, 1991, between
Harry C. Stonecipher and the company (Note 4)

(10.29)   Indemnification Agreement dated December 2, 1992, between Joab
Thomas and the company (Note 3)

(10.30)   Indemnification Agreement dated January 27, 1993, between
Michael O. Alexander and the company

(10.31)   Indemnification Agreement dated January 9, 1992, between John
N. Maier and the company (Note 3)

(10.32)   Indemnification Agreement dated February 1, 1993, between T.
Grant John and the company

(10.33)   Indemnification Agreement dated February 1, 1993, between
Richard D. Luzzi and the company

(10.34)   Indemnification Agreement dated April 15, 1993, between
Frederick J. Smith and the company

(10.35)   Indemnification Agreement dated April 15, 1993, between John
H. Bucher and the company

(10.36)   Revolving Credit and Term Loan Agreement, dated April 22, 1992, among Lukens Inc. and Lukens Steel Company, as the Borrowers,
Certain Commercial Lending Institutions, the Toronto-Dominion
Bank, and NBD Bank, N.A., as the Co-Agents, and Provident
National Bank, as the Administrative Agent (Note 9)

(10.37)   Amended and Restated Credit Agreement, dated as of April 22,
1992, and Amended and Restated as of September 30, 1992 (Note 3)

(10.38)   Lease Agreement among Washington Steel Corporation, Blount,
Inc. and C.I.T. Financial Services, Inc., dated as of December 15,
1980 (Note 3)

(10.39)   Allied Corporation - Washington Steel Corporation Equipment
Lease and Maintenance Agreement, dated September 22, 1986 (Note 3)

(10.40)   Lease among PNC Leasing Corp., Blount, Inc., and Washington
Steel Corporation, dated as of October 1, 1986 (Note 3)

(10.41)   Lease Amendment No. 1, dated July 22, 1987, among PNC Leasing
Corp., Blount, Inc. and Washington Steel Corporation (Note 3)

(10.42)   Lease Amendment No. 2, Assumption and Consent among PNC Leasing
Corp., Blount, Inc. and Washington Steel Corporation, dated as of
October 18, 19888 (Note 3)

(10.43)   Lease Amendment No. 3, Assumption and Consent among PNC Leasing
Corp., Lukens Inc. and Washington Steel Corporation, dated as of July 21, 1992 (Note 3)

(10.44)   Lease Agreement among Wells Fargo Leasing Corporation, Blount,
Inc. and Washington Steel Corporation, dated as of April 2, 1981
(Note 3)

(10.45)   Agreement, dated May 27, 1988, between Robert E. Heaton and
Blount, Inc. (Note 3)

(10.46)   Executive Employment Contract, dated March 13, 1989, between
Robert E. Heaton and Washington Steel Corporation (Note 3)

(10.47)   Amendment No. 1 to Employment Agreement between Robert E.
Heaton, Washington Steel Corp. and Mercury Stainless Corp., dated as of February 17, 1989 (Note 3)

(10.48)   Agreement, dated October 31, 1989, between Robert E. Heaton and
Washington Steel Corp. (Note 3)

(10.49)   Memorandum, dated April 30, 1990, regarding Incentive
Compensation Amendment to the Executive Employment Contract (Note
3)

(10.50)   First Amendment to Executive Employment Contract between Robert
E. Heaton and Washington Steel Corp., dated November 26, 1990
(Note 3)


(10.51)   Second Amendment to Executive Employment Agreement between
Robert E. Heaton and Washington Steel Corp., dated November 28, 1990
(Note 3)

(10.52)   Washington Steel Division Annual Bonus Plan for Elected
Officers (Note 3)

(10.53)   Agreement between James J. Norton and Mercury Stainless Corp.,
Mercury Stainless, Inc., Mercury Stainless Canada Inc.,
Washington Steel Corp. and Kramo Corp., dated October 31, 1989
(Note 3)

(10.54)   Memorandum, dated April 30, 1990, regarding Incentive
Compensation Amendment to the Norton Employment Contract (Note 3)

(10.55)   Amended and Restated Employment Contract between James J.
Norton and Mercury Stainless Corp., Mercury Stainless, Inc, Kramo Corp. and Washington Steel Corp., dated as of October 9, 1990 (Note 3)

(10.56)   First Amendment to Amended and Restated Employment Contract
between James J. Norton and Mercury Stainless Corp., Mercury
Stainless, Inc, Kramo Corp. and Washington Steel Corp., dated as of January 3, 1991 (Note 3)

(10.57)   Second Amendment to Amended and Restated Employment Contract
between James J. Norton and Mercury Stainless Corp., Mercury
Stainless, Inc, Kramo Corp. and Washington Steel Corp., dated as of July 3, 1991 (Note 3)

(10.58)   Agreement dated July 16, 1993, between Robert Schaal and the company

(11) Statement regarding Computation of Per Share Earnings

(13) Annual Report to Security Holders

     Except for the portions of that report expressly incorporated into this Form 10-K by reference, the Lukens' 1993 Annual Report to stockholders is not deemed filed as part of this filing.

(21) Subsidiaries of the Registrant

(23) Consent of Arthur Andersen & Co.  (Note 10)



Notes to Exhibits


1. Copies of exhibits will be supplied upon request. There is no charge for a copy of Lukens' 1993 Annual Report to stockholders (Exhibit
13).  Other exhibits will be provided at $.25 per page requested.

2. Certificate of incorporation is incorporated by reference to exhibits included in the Lukens Inc. Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 33-23405. By-laws as amended and restated June 26, 1991, are incorporated by reference to exhibits included in the company's report on Form 10-Q for the quarter ended June 29, 1991.

3. Incorporated by reference to exhibits included in the company's report on Form 10-K for the fiscal year ended December 26, 1992.

4. Incorporated by reference to exhibits included in the company's report on Form 10-K for the fiscal year ended December 28, 1991.

5. Incorporated by reference to exhibits included in the company's report on Form 10-K for the fiscal year ended December 29, 1990.

6. Incorporated by reference to exhibits included in the company's report on Form 10-K for the fiscal year ended December 30, 1989.

7. Incorporated by reference to exhibits included in the company's report on Form 10-K for the fiscal year ended December 31, 1988.

8. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-4, File No. 33-10935.

9. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended March 28, 1992.

10.  Incorporated by reference to page 15 of this Form 10-K.






EXHIBIT 10.4



LUKENS INC.

1985 STOCK OPTION AND APPRECIATION PLAN
As Amended December 17, 1986, February 25, 1987
April 27, 1988, August 15, 1988, January 31, 1990
and April 28, 1993


The Lukens, Inc. 1985 Stock Option and Appreciation Plan is hereby amended and renamed the Lukens Inc. 1985 Stock Option and Appreciation Plan (the "Plan). This Plan has been amended to conform to the changes in the law under the Tax Reform Act of 1986, to reflect a deletion of the requirement of tender of Shares by the Participant to the Company, to increase the number of Shares issuable under the Plan, to reflect a three for two stock split effected August 15, 1988, and to provide for acceleration of Options upon a Change in Control.

The purpose of the Plan is to furnish an incentive to those officers and other key employees who have demonstrated a capacity to contribute to the success of the Company and its present or future subsidiaries by making available to them a larger common stock ownership in the Company, to induce the continued service of such employees, and to stimulate their efforts for the continued success of the Company. Options granted under the Plan may be either incentive stock options, as defined in Section 422A(b) of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not meet the requirements of said Section 422A(b) of the Code, herein referred to as non-qualified stock options.


ARTICLE I.  Definitions

1.1 As used in this Plan, the following definitions apply to the terms indicated below:

(a)  "Board" means the Board of Directors of Lukens Inc.

(b)  "Change in Control" means any of the following events:

(i) Any "person" or "group" (as such terms are used in Sections 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), considered together with its or their "affiliates" and "associates" (as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), is or becomes the beneficial owner (as defined in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), or acquires or holds voting control, directly or indirectly, of securities of the Company which, when considered together with any other securities which by their terms are convertible, even if not then convertible, represent twenty percent (20%) or more of the voting power of the then outstanding securities of the Company; or

(ii) A change in the composition of a majority of the Board within 24 months after any "person" or "group" (as such terms are used in Sections 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), considered together with its or their "affiliates" or "associates" (as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), is or becomes the beneficial owner (as defined in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended) or acquires or holds voting control, directly or indirectly, of securities of the Company which, when considered together with any other securities held by such person or group or their affiliates or associates which by their terms are convertible, even if not then convertible, represent twenty percent (20%) of the voting power of the then outstanding securities of the Company; or

(iii) Any "person" or "group" (as such terms are used in Section 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) commences a tender offer or exchange offer for securities of the Company if, upon consummation thereof, the offeror, considered together with its "affiliates" and "associates" (as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), would own or control, directly or indirectly, securities of the Company which, when considered together with any other securities held by such person or group or their affiliates or associates which by their terms are convertible, even if not then convertible, represent thirty percent (30%) or more of the voting power of the then outstanding securities of the Company.

The terms "person and "group", as used in this Section (b), shall not include (i) the Company; (ii) any corporation in which the Company owns, directly or indirectly, voting securities sufficient to elect at least a majority of the directors of such corporation; (iii) any employee benefit plan of the Company or of any corporation described in clause (ii) above; (iv) any individual or entity organized, appointed or established by the Company for, or pursuant to the terms of any employee benefit plan described in clause (iii) above; and (v) a Participant. (as amended January 31, 1990)

(c) "Committee" means the Committee appointed pursuant to Section 9.1 of the Plan.

(d)  "Company" means Lukens Inc.

(e) "Eligible Employee" means any employee, who on the date of the granting of an Option hereunder, is an officer or other key employee of the Company or of any Subsidiary Corporation and who, in the opinion of the Committee, has demonstrated a capacity for contributing to the success of the Company and its subsidiaries.

(f) "Option" means a right to purchase Shares granted pursuant to the Plan and evidenced by an option certificate in such form as the Committee may adopt for general use from time to time.

(g) "Participant" means an Eligible Employee to whom an Option is granted pursuant to this Plan.

(h)  "Plan" means the Lukens Inc. 1985 Stock Option and Appreciation
Plan.

(i)  "Shares" mean shares of the Company's common stock, par value
$.01.

(j)  "Subsidiary Corporation" means any corporation, as defined in
Section 425(f) of the Code, now or hereafter existing in which the Company owns, directly or indirectly, in an unbroken chain of corporations, stock possessing 50% or more of the total combined voting power of all classes of stock of such corporation.

1.2 An Option shall be deemed "granted" under this Plan on the date on which the Committee, by appropriate action, awards the Option to an Eligible Employee, or on such subsequent date as the Committee may designate.

1.3 As used herein, the masculine includes the feminine and the plural includes the singular.

1.4 For purposes of the Plan, the fair market value of the Shares on a valuation date shall be the mean between the highest and lowest prices at which the Company's stock was sold on the New York Stock Exchange on such date (or if such date shall not be a business day, then the next preceding day which shall be a business day), or if no sale takes place, then the mean between the bid and asked prices on such date; if no bid and asked prices are quoted for such date then such value as shall be determined by such method as the Committee shall deem to reflect fair market value as of such date.

ARTICLE II.  Shares Subject to the Plan

          2.1 The aggregate number of Shares which may be delivered upon exercise of Options granted under the Plan (including Shares delivered under Section 4.7 hereof) shall not exceed 1,837,500, subject to appropriate adjustment in the event the number of issued Shares shall be increased or reduced by a change in par value, combination, split-up, merger, reclassification, distribution of a dividend payable in stock, or the like. Shares covered by Options which have lapsed or expired may again be optioned pursuant to the Plan. (as amended April 27, 1988, August 15, 1988 and April 28, 1993)

ARTICLE III.  Grants of Options

3.1 The Committee may, at any time during the term of the Plan, grant to any Eligible Employee an Option to purchase any number of Shares, subject to the limitation in Section 3.2 hereof.

3.2 With respect to incentive stock options granted prior to January 1, 1987, the aggregate fair market value (determined as of the date the Option is granted) of the Shares for which any Participant may be granted Options intended to be incentive stock options in any calendar year (under all plans of the Company and its subsidiaries) shall not exceed $100,000 plus any unused limit carry-over (as described in Section 422A(c)(4) of the Code prior to amendment by the Tax Reform Act of 1986) to such year. With respect to all incentive stock options granted after December 31, 1986, the aggregate fair market value (determined as of the date the Option is granted) of the Shares for which any Participant may first exercise Options intended to be incentive stock options in any calendar year (under all plans of the Company and its subsidiaries) shall not exceed $100,000. (as amended December 17, 1986)

3.3 No Option intended to be an incentive stock option shall be granted to an employee who, at the time the Option is granted, owns (within the meaning of Section 422A(b)(6) of the Code) stock possessing more than 10 percent of the total combined voting power of all classes of stock of the corporation employing such employee or of its parent corporation or subsidiary corporation (as defined in Sections 425(e) and 425(f), respectively, of the Code).

3.4 The Committee may in its discretion grant Options that are not intended to constitute incentive stock options. Such Options may be granted in excess of the limitations provided in this Section or on terms differing from those provided in Section 4.4 hereof.

3.5 Each Option shall be evidenced by a written instrument, in such form as the Committee shall from time to time approve, which shall state the terms and conditions of the Option in accordance with the Plan and also shall contain such additional provisions as may be necessary or appropriate under applicable laws, regulations and rules.

ARTICLE IV.  Terms of Options

4.1 At the time of granting the Option the Committee shall establish an Option exercise price per Share not less than 100 percent of the fair market value of a Share on the date the Option is granted.

4.2 Options shall not be transferable otherwise than by will or the laws of descent and distribution. No Option shall be subject, in whole or in part, to attachment, execution or levy of any kind.

4.3 A Participant may exercise an Option, subject to the terms of this Plan and applicable rules and regulations of the Committee, only after such Participant has completed one year of full time employment immediately following the date of the grant of such Option.

4.4 Any Option granted before January 1, 1987, intended to be an incentive stock option may not be exercised in whole or in part while there is outstanding any incentive stock option which was granted before the granting of such Option to such Participant to purchase stock in his or her employer corporation or in a corporation which at the time of grant of such Option is a parent corporation or subsidiary corporation (as defined in Section 425(e) and 425(f) respectively, of the Code prior to amendment by the Tax Reform Act of 1986) of the employer corporation or in a predecessor of any such corporations. For this purpose, an incentive stock option shall be treated as outstanding until it is exercised in full or expires by reason of lapse of time. (as amended December 17, 1986)

4.5 The expiration date of each Option shall be no more than ten years after the date of grant.

4.6 All Options shall be exercisable during a Participant's lifetime only by such Participant.

4.7 An Option may, in the discretion of the Committee, provide that upon the exercise of the Option the Participant shall receive, in addition to the Shares purchased upon exercise of the Option, an amount equal to the excess of the then fair market value of the Shares purchasable on exercise of the Option over the exercise price of the Option provided that such amount receivable shall not exceed the exercise price of the Option. Such additional amount shall be delivered to the Participant in cash, in Shares (valued at their then fair market value) or in a combination of cash and Shares as the Committee in its sole discretion shall determine.

4.8 No Participant shall have any rights to dividends or other rights of a stockholder with respect to Shares subject to an Option prior to the purchase of such Shares upon the exercise of the Option.

4.9 An Option may, in the discretion of the Committee, provide that in the event of a Change in Control, such Option shall automatically become fully exercisable, notwithstanding any other provisions of the Plan to the contrary. (as amended January 31, 1990)

ARTICLE V.  Exercise Rights Upon Termination of Employment

5.1 If a Participant retires, the Participant's Option shall terminate three years after the date of such retirement, but in no event later than the date on which it would have expired if the Participant had not retired; provided, however, that if the Option is exercised later than three months after the date of retirement, it shall not constitute an incentive stock option. After the date of retirement, the Participant may exercise the Option, in whole or in part, notwithstanding the limitations of Section 4.3 hereof.

5.2 If a Participant becomes disabled, the Participant may exercise the Option (i) within one year after the date of disability, but in no event later than the date on which it would have expired if the Participant had not become disabled, or (ii) within such other period, not exceeding three years after the date of disability as shall be prescribed in the Option instrument; provided, however, that if the Option is exercised later than one year after the date of disability it shall not constitute an incentive stock option. During any such period the Participant may exercise the Option in whole or in part, notwithstanding the limitations of Section 4.3 hereof. For this purpose, a Participant shall be deemed to be disabled if he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for continuous period of not less than 12 months.

5.3 If a Participant dies during a period in which he or she is entitled to exercise an Option (including the periods referred to in Sections 5.1, 5.2 and 5.4 hereof), the Participant's Option shall terminate three years after the date of death, but in no event later than the date on which it would have expired if the Participant had lived. During such period, the Option may be exercised by the Participant's executor or administrator or by any person or persons who shall have acquired the Option directly from the Participant by bequest or inheritance. The Option may be exercised in whole or in part notwithstanding the limitations of Section 4.3 hereof.

5.4 If a Participant ceases to be employed by the Company or a Subsidiary Corporation for any reason other than retirement, disability or death, the Participant's Option shall terminate three months after the date of such cessation of employment, but in no event later than the date on which it would have expired if such cessation of employment had not occurred. During such period the Option may be exercised only to the extent that the Participant was entitled to do so under Section
4.3 hereof at the date of cessation of employment unless the Committee, in its sole discretion, permits exercise of the Option to a greater extent. The employment of a Participant shall not be deemed to have ceased upon his or her absence from the Company or a Subsidiary Corporation on a leave of absence granted in accordance with the usual procedures of the Company or such Subsidiary Corporation.

ARTICLE VI.  Delivery of Shares

6.1 No Shares will be delivered upon exercise of an Option until the exercise price of the Option is paid (i) in full in cash, (ii) by the delivery to the Company of Shares with fair market value equal to the exercise price of the Option, or (iii) partly in cash and partly in Shares valued at their fair market value provided, however, that Shares received upon exercise of an Option under this Plan may be delivered in payment of the exercise price only after they have been held by the Participant for one year subsequent to such prior exercise. The Committee will establish procedures implementing the holding period requirement. Fair market value shall be determined as of the close of the business day immediately preceding the date on which the Option is exercised, in the manner described in Section 1.4 hereof. If required by the Committee, no Shares will be delivered upon the exercise of the Option unless a Participant has given the Company a satisfactory written statement that the Shares are being acquired for the Participant's account and not with a view to the distribution of the Shares.

6.2 Share certificates issued to Participants upon exercise of Options may, at the sole discretion of the Committee, bear language limiting their transfer otherwise than in accordance with the Plan and applicable state and federal law.

ARTICLE VII.  Continuation of Employment

7.1 Neither this Plan nor the grant of any Option hereunder shall confer upon any Participant the right to continue in the employ of the Company or any Subsidiary Corporation or limit in any respect the right of the Company or any Subsidiary Corporation to terminate his employment at any time.

ARTICLE VIII.  Reorganization of the Company

8.1 In the event the Company is succeeded by another corporation in a reorganization, which term includes a merger, consolidation, acquisition of all or substantially all of the assets or common stock of the Company, separation or liquidation, the Participant shall, at the same cost, be entitled upon the exercise of an Option, to receive (subject to any required action by stockholders) such securities of the surviving or resulting corporation and such additional amount as provided in Section 4.7 hereof as the board of directors of such corporation shall determine to be equivalent, as nearly as practicable, to the nearest whole number and class of shares of stock or other securities and related additional amount determined under Section 4.7 to which the Participant would have been entitled under the terms of the agreement of reorganization, (without adjustment for any fractional interest thereby eliminated), as if, immediately prior to such event, the Participant had been the holder of record of the number of Shares which were then subject to such Option. Such shares of stock or other securities shall, after such reorganization be deemed to be Shares for all purposes of the Plan including the right to an additional amount as provided in Section 4.7 of the Plan.

ARTICLE IX.  Administration

9.1 The Plan shall be administered by a Committee, consisting of not less than three directors, appointed by the Board to serve at the pleasure of the Board. No member of the Committee shall be eligible to receive Options hereunder while serving thereon.

9.2 The Committee shall be empowered, subject to the provisions of the Plan and to any other directives issued by the Board, to prescribe, amend and rescind rules and regulations of general application relating to the operation of the Plan and to make all other determinations necessary or desirable for its proper administration. Decisions of the Committee shall be final, conclusive and binding upon all parties, including the Company, the stockholders and the Eligible Employees.

9.3 Neither the Company, any Subsidiary Corporation, nor any director or officer thereof, nor the Committee nor any member of the Committee shall be liable for any act, omission, interpretation, construction or determination made in connection with the Plan in good faith. The Committee and each of its members shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including counsel fees) arising therefrom to the full extent permitted by law and under any directors and officers liability insurance coverage which may be in effect from time to time.

ARTICLE X.  Disposition of Shares

10.1 Each Participant, by accepting an incentive stock option hereunder prior to February 28, 1987, agrees that, before disposing of any Shares acquired pursuant to such Option, he will tender such Shares to the Company. The Company shall have the right, within five (5) days following the receipt of tender of such Shares, to purchase such Shares at a price equal to the fair market value of such Shares, on the date of such tender. If the Company does not accept the offer to purchase the Shares so tendered within the five (5) day period such Shares shall thereafter be free of all restrictions affecting their disposition under this Article X. (as amended February 28, 1987)

10.2 The instruments evidencing Options intended to be incentive stock options shall provide that if, within two years from the date of grant of the Option or within one year after the transfer of Shares of Common Stock to the Participant on exercise of the Option, the Participant makes a disposition (as defined in Section 425(c) of the Code) of any such Shares, the Participant shall notify the Secretary of the Company within 10 days after such disposition. The Committee may direct that a legend restricting transfer in the absence of appropriate notification be affixed to any stock certificates representing Shares transferred under the Plan.

ARTICLE XI.  Amendment and Discontinuance

11.1 The Board is authorized to make such changes in the Plan as shall be necessary to bring it into conformity with any regulations of any governmental body having jurisdiction; and may otherwise alter the Plan subject, however, to the prior approval of the stockholders of the Company if such alteration would: (a) materially increase benefits to Participants, (b) materially increase the number of Shares issuable under the Plan, or (c) materially modify the requirements as to eligibility for participation in the Plan. The Board may at any time suspend or discontinue the Plan. No action of the Board or of the stockholders, however, shall alter or impair any Option theretofore granted under the Plan except as herein provided.

ARTICLE XII.  Miscellaneous

12.1 It is expressly understood that this Plan grants powers to the Committee but does not require their exercise; nor shall any person, by reason of the adoption of this Plan, be deemed to be entitled to the grant of any Option; nor shall any rights be deemed to accrue under the Plan except as Options may actually be granted hereunder.

12.2 The adoption of this Plan shall not preclude the Board from granting options to purchase Shares to any person in connection with his employment by the Company or by a Subsidiary Corporation without reference to, and outside of, this Plan.

12.3 All expenses of the Plan, including the cost of maintaining records, shall be borne by the Company.

12.4 The Company and any Subsidiary Corporation shall have the right to deduct from all cash payments any federal, state, or local taxes required by law to be withheld with respect to such cash payments.

12.5 The Plan shall be construed in accordance with and be governed by the laws of the Commonwealth of Pennsylvania.

ARTICLE XIII.  Plan Adoption and Term

13.1 This Plan shall become effective upon its adoption by the Board, and Options may thereafter be granted, provided, however, that the Plan shall be submitted to the Company's stockholders for their approval at the next following Annual Meeting of Stockholders. If the Plan is not approved by the affirmative vote of the holders of at least a majority of the Shares entitled to vote at the meeting, then the Plan and all Options then outstanding shall immediately automatically terminate and be of no force or effect.

13.2 Subject to the provisions of the Plan relating to amendment or discontinuance, this Plan shall continue in effect until February 26, 1998. No Option may be granted hereunder after such date, but Options granted before such date may extend beyond the termination date of the Plan. (as amended April 28, 1993)

          Executed this _____ day of _______________, 1993.


                                   ______________________________
                                   Secretary to the Board
                                   of Lukens Inc.



Section 2.1 of the Lukens Inc. 1985 Stock Option and Appreciation Plan is amended to read as follows:

"The aggregate number of Shares which may be delivered upon exercise of Options granted under the Plan (including Shares delivered under Section 4.7 hereof) shall not exceed 1,837,500, subject to appropriate adjustment in the event the number of issued Shares shall be increased or reduced by a change in par value, combination, split-up, merger, reclassification, distribution of a dividend payable in stock, or the like. Shares covered by Options which have lapsed or expired may again be optioned pursuant to the Plan."
Section 13.2 of the Lukens Inc. 1985 Stock Option and Appreciation Plan is amended to read as follows:

"Subject to the provisions of the Plan relating to amendment or discontinuance, this Plan shall continue in effect until February 26, 1998. No Option may be granted hereunder after such date, but Options granted before such date may extend beyond the termination date of the Plan."








EXHIBIT 10.5








                           LUKENS INC.

          STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS


          The purpose of the Lukens Inc. Stock Option Plan for Non-Employee Directors (the "Plan") is to furnish an incentive to non-employee directors of the Company by making available to them a larger common stock ownership in the Company, to induce the continued service of such directors, and to stimulate their efforts for the continued success of the Company. Options granted under the Plan are non-qualified stock options
(i.e., options that do not qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")).


ARTICLE I.  Definitions

          1.1 As used in this Plan, the following definitions apply to the terms indicated below:

               (a)  "Board" means the Board of Directors of
Lukens Inc.

               (b)  "Change in Control" means any of the
following events:

                    (i)  Any "person" or "group" (as such terms
are used in Sections 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), considered together with its or their "affiliates" and "associates" (as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), is or becomes the beneficial owner (as defined in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), or acquires or holds voting control, directly or indirectly, of securities of the Company which, when considered together with any other securities which by their terms are convertible, even if not then convertible, represent twenty percent (20%) or more of the voting power of the then outstanding securities of the Company; or

                   (ii)  A change in the composition of a
majority of the Board within 24 months after any "person" or "group" (as such terms are used in Sections 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), considered together with its or their "affiliates" or "associates" (as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), is or becomes the beneficial owner (as defined in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended) or acquires or holds voting control, directly or indirectly, of securities of the Company which, when considered together with any other securities held by such person or group or their affiliates or associates which by their terms are convertible, even if not then convertible, represent twenty percent (20%) of the voting power of the then outstanding securities of the Company; or

                  (iii) Any "person" or "group" (as such terms are used in Section 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) commences a tender offer or exchange offer for securities of the Company if, upon consummation thereof, the offeror, considered together with its "affiliates" and "associates" (as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended), would own or control, directly or indirectly, securities of the Company which, when considered together with any other securities held by such person or group or their affiliates or associates which by their terms are convertible, even if not then convertible, represent thirty percent (30%) or more of the voting power of the then outstanding securities of the Company.

               The terms "person and "group", as used in this Section (b), shall not include (i) the Company; (ii) any corporation in which the Company owns, directly or indirectly, voting securities sufficient to elect at least a majority of the directors of such corporation; (iii) any employee benefit plan of the Company or of any corporation described in clause (ii) above;
(iv) any individual or entity organized, appointed or established by the Company for, or pursuant to the terms of any employee benefit plan described in clause (iii) above; and (v) a Participant.

               (c)  "Committee" means the Committee on the Board.

               (d)  "Company" means Lukens Inc.

               (e) "Eligible Director" means any member of the Board who, on the date of the granting of an Option hereunder, is not an officer or an employee of the Company or of any Subsidiary
Corporation.

               (f) "Option" means a right to purchase Shares granted pursuant to the Plan and evidenced by an option certificate in such form as the Committee may adopt for general use from time to time.

               (g) "Participant" means an Eligible Director to whom an Option is granted pursuant to this Plan.

               (h)  "Plan" means the Lukens Inc. Stock Option
Plan for Non-Employee Directors.

               (i) "Shares" mean shares of the Company's common stock, par value $.01.

               (j)  "Subsidiary Corporation" means any
corporation, as defined in Section 424(f) of the Code, now or hereafter existing in which the Company owns, directly or indirectly, in an unbroken chain of corporations, stock possessing 50% or more of the total combined voting power of all classes of stock of such corporation.

          1.2 An Option shall be deemed "granted" under this Plan on the date of the Company's annual meeting of stockholders.

          1.3 As used herein, the masculine includes the feminine and the plural includes the singular.

          1.4 For purposes of the Plan, the fair market value of the Shares on a valuation date shall be the mean between the highest and lowest prices at which the Company's stock was sold on the New York Stock Exchange on such date, or if no sale takes place, then the mean between the bid and asked prices on such date; if no bid and asked prices are quoted for such date then such value as shall be determined by such method as the Committee shall deem to reflect fair market value as of such date.


ARTICLE II.  Shares Subject to the Plan

          2.1 The aggregate number of Shares which may be delivered upon exercise of Options granted under the Plan shall not exceed __________, subject to appropriate adjustment in the event the number of issued Shares shall be increased or reduced by a change in par value, combination, split-up, merger, reclassification, distribution of a dividend payable in stock, or the like. Shares covered by Options which have lapsed or expired may again be optioned pursuant to the Plan.


ARTICLE III.  Grants of Options

          3.1 Immediately following the Company's annual meeting of stockholders in each year during the term of this Plan, each Eligible Director who was elected a director at such annual meeting of stockholders, or who continued as a director, shall automatically be granted an Option to purchase 1,000 Shares (subject to appropriate adjustment in the event the number of issued Shares shall be increased or reduced by a change in par value, combination, split-up, merger, reclassification, distribution of a dividend payable in stock, or the like). An individual who ceases to be a director of the Company at the annual meeting of stockholders shall not be entitled to receive an Option.

          3.2 Each Option shall be evidenced by a written instrument, in such form as the Committee shall from time to time approve, which shall state the terms and conditions of the Option in accordance with the Plan and also shall contain such additional provisions as may be necessary or appropriate under applicable laws, regulations and rules.


ARTICLE IV.  Terms of Options

          4.1 The Option exercise price per Share shall be 100 percent of the fair market value of a Share on the date the Option is granted.

          4.2 Options shall not be transferable otherwise than by will or the laws of descent and distribution. No Option shall be subject, in whole or in part, to attachment, execution or levy of any kind.

          4.3 A Participant may exercise an Option, subject to the terms of this Plan and applicable rules and regulations of the Committee, beginning one year after the date of the grant of such Option.

          4.4 Options shall expire ten years after the date of grant.

          4.5 All Options shall be exercisable during a Participant's lifetime only by such Participant.

          4.6 No Participant shall have any rights to dividends or other rights of a stockholder with respect to Shares subject to an Option prior to the purchase of such Shares upon the exercise of the Option.

          4.7 Options shall, in the event of a Change in Control, automatically become fully exercisable, notwithstanding any other provisions of the Plan to the contrary.


ARTICLE V.  Exercise Rights Upon Termination of Service

          5.1 If a Participant ceases to be a director of the Company for any reason, the Participant's Option shall terminate three years after the date on which he or she ceased to be a director, but in no event later than the date on which it would have expired if the Participant had continued to be a director. During such period, the Participant may exercise the Option, in whole or in part, notwithstanding the limitations of Section 4.3 hereof.

          5.2 If a Participant dies during a period in which he or she is entitled to exercise an Option (including the period referred to in Section 5.1 hereof), the Participant's Option shall terminate three years after the date of death, but in no event later than the date on which it would have expired if the Participant had lived, by the Participant's executor or administrator or by any person or persons who shall have acquired the Option directly from the Participant by bequest or inheritance. The Option may be exercised, in whole or in part, notwithstanding the limitations of Section 4.3 hereof.


ARTICLE VI.  Delivery of Shares

          6.1 No Shares will be delivered upon exercise of an Option until the exercise price of the Option is paid (i) in full in cash, (ii) by the delivery to the Company of Shares with fair market value equal to the exercise price of the Option, or
(iii) partly in cash and partly in Shares valued at their fair market value, provided, however, that Shares received upon exercise of an Option under this Plan may be delivered in payment of the exercise price only after they have been held by the Participant for one year subsequent to such prior exercise. The Committee will establish procedures implementing the holding period requirement. Fair market value of any Shares so delivered shall be determined as of the close of the business day immediately preceding the date on which the Option is exercised, in the manner described in Section 1.4 hereof. If required by the Committee, no Shares will be delivered upon the exercise of the Option unless a Participant has given the Company a satisfactory written statement that the Shares are being acquired for the Participant's account and not with a view to the distribution of the Shares. The Company will not be obligated to issue and sell Shares upon exercise of an Option if, in the opinion of its counsel, such issuance and sale would violate any applicable federal or state securities laws.

          6.2 Share certificates issued to Participants upon exercise of Options may, at the sole discretion of the Committee, bear language limiting their transfer otherwise than in accordance with the Plan and applicable state and federal law.


ARTICLE VII.  Continuation of Service

          7.1 Neither this Plan nor the grant of any Option hereunder shall confer upon any Participant the right to continue as a director of the Company or obligate the Company to nominate any Participant for election as a director at any time.


ARTICLE VIII.  Reorganization of the Company

          8.1 In the event the Company is succeeded by another corporation in a reorganization, which term includes a merger, consolidation, acquisition of all or substantially all of the assets or common stock of the Company, separation or liquidation, the Participant shall, at the same cost, be entitled upon the exercise of an Option, to receive (subject to any required action by stockholders) such securities of the surviving or resulting corporation as the board of directors of such corporation shall determine to be equivalent, as nearly as practicable, to the nearest whole number and class of shares of stock or other securities to which the Participant would have been entitled under the terms of the agreement of reorganization (without adjustment for any fractional interest thereby eliminated) as if, immediately prior to such event, the Participant had been the holder of record of the number of Shares which were then subject to such Option. Such shares of stock or other securities shall, after such reorganization, be deemed to be Shares for all purposes of the Plan.


ARTICLE IX.  Administration

          9.1 The Plan shall be administered by the Committee. The Committee shall be empowered, subject to the provisions of the Plan and to any other directives issued by the Board, to prescribe, amend and rescind rules and regulations of general application relating to the operation of the Plan and to make all other determinations necessary or desirable for its proper administration. Decisions of the Committee shall be final, conclusive and binding upon all parties, including the Company, the stockholders and the Eligible Directors.

          9.2 Neither the Company, any Subsidiary Corporation, nor any director or officer thereof, nor the Committee nor any member of the Committee shall be liable for any act, omission, interpretation, construction or determination made in connection with the Plan in good faith. The Committee and each of its members shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including counsel fees) arising therefrom to the full extent permitted by law and under any directors and officers liability insurance coverage which may be in effect from time to time.


ARTICLE X.  Amendment and Discontinuance

          10.1 The Board is authorized to make such changes in the Plan as shall be necessary to bring it into conformity with any regulations of any governmental body having jurisdiction; and may otherwise alter the Plan, subject, however, to the prior approval of the stockholders of the Company if such alteration would: (a) materially increase benefits to Participants,
(b) materially increase the number of Shares issuable under the Plan, or (c) materially modify the requirements as to eligibility for participation in the Plan. Notwithstanding the foregoing, the Plan shall not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules thereunder. The Board may at any time suspend or discontinue the Plan. No action of the Board or of the stockholders, however, shall alter or impair any Option theretofore granted under the Plan except as herein provided.


ARTICLE XI.  Miscellaneous

          11.1 It is expressly understood that this Plan grants powers to the Committee but does not require their exercise; nor shall any person, by reason of the adoption of this Plan, be deemed to be entitled to the grant of any Option; nor shall any rights be deemed to accrue under the Plan except as Options may actually be granted hereunder.

          11.2 The adoption of this Plan shall not preclude the Board from granting options to purchase Shares to any person in connection with his or her service on the Board without reference to, and outside of, this Plan.

          11.3 All expenses of the Plan, including the cost of maintaining records, shall be borne by the Company.

          11.4 The Plan shall be construed in accordance with and be governed by the laws of the State of Delaware.


ARTICLE XII.  Plan Adoption and Term

          12.1 This Plan shall become effective upon the later to occur of (i) its adoption by the Board and (ii) its approval by the Company's stockholders at an Annual Meeting of Stockholders.

          12.2 Subject to the provisions of the Plan relating to amendment or discontinuance, this Plan shall continue in effect for ten years from the date of its approval by the Company's stockholders. No Option may be granted hereunder after such ten-year period, but Options granted within such ten-year period may extend beyond the termination date of the Plan.


          Executed this ____ day of __________, 1993.




                                   ______________________________
                                   Secretary to the Board of
                                   Lukens Inc.




EXHIBIT 10.30




Michael O. Alexander
Director

                     INDEMNIFICATION AGREEMENT


     AGREEMENT, effective as of January 27, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and Michael O. Alexander (the "Indemnitee").

     WHEREAS, it is essential to the Company to retain and attract as directors and executive officers the most capable persons available;

     WHEREAS, Indemnitee is a director or executive officer of the Company;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

     WHEREAS, the Amended and Restated Certificate of Incorporation of the Company (the "Charter") requires the Company to indemnify and advance expenses to its directors and officers to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director or executive officer of the Company in part in reliance on the Charter;

     WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continue service to the Company in an effective manner, and Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the Charter will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continue coverage of Indemnitee under the Company's directors' and officers' liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Certain Definitions:

     (a) Change in Control: Shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a trustee or
other fiduciary holding securities under an   employee benefit plan of
the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or
indirectly, of securities of           the Company representing 20% or
more of the total voting power represented by           the Company's
then outstanding Voting Securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such
period constitute the           Board of Directors of the Company and
any new director whose election by the           Board of Directors or
nomination for election by the Company's stockholders was
approved by a vote of at least two-thirds (2/3) of the directors then
still in office           who either were directors at the beginning
of the period or whose election or           nomination for election
was previously so approved, cease for any reason to
constitute a majority thereof, or (iii) the stockholders of the Company
approve a           merger or consolidation of the Company with any
other corporation, other than           a merger or consolidation which
would result in the Voting Securities of the           Company
outstanding immediately prior thereto continuing to represent (either
by           remaining outstanding or by being converted into Voting
Securities of the           surviving entity) at least 80% of the total
voting power represented by the Voting           Securities of the
Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company
approve a plan           of complete liquidation of the Company or an
agreement for the sale or           disposition by the Company of (in
one transaction or a series of transactions) all           or
substantially all of the Company's assets.

     (b)  Claim: Any threatened, pending or completed action, suit or
proceeding, or any           inquiry or investigation, whether
instituted by the Company or any other party,           that Indemnitee
in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal,
administrative, investigative           or other.

     (c)  Expenses: Include attorneys' fees and all other costs,
expenses and obligations           paid or incurred in connection with
investigating, defending, being a witness in           or participating
in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

     (d)  Indemnifiable Event: Any event or occurrence related to the
fact that Indemnitee           is or was a director, officer, employee,
agent or fiduciary of the Company, or is           or was serving at
the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint
venture,           employee benefit plan, trust or other enterprise,
or by reason of anything done or        not done by Indemnitee in any
such capacity.

     (3)  Independent Legal Counsel: An attorney or firm of attorneys,
selected in           accordance with the provisions of Section 3, who
shall not have otherwise           performed services for the Company
or Indemnitee within the last five years (other           than with
respect to matters concerning the rights of Indemnitee under this
      Agreement, or of other indemnitees under similar indemnity agreements).

     (f)  Potential Change in Control: Shall be deemed to have occurred
if (i) the Company           enters into an agreement, the consummation
of which would result in the           occurrence of a Change in
Control: (ii) any person (including the Company)           publicly
announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any
person, other than           a trustee or other fiduciary holding
securities under an employee benefit plan of           the Company or
a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their
ownership of stock           of the Company, who is or becomes the
beneficial owner, directly or indirectly,           of securities of
the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increase
his beneficial           ownership of such securities by five
percentage points (5%) or moreover the           percentage so owned
by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in
Control has           occurred.

     (g)  Reviewing Party: Any appropriate person or body consisting
of a member or           members of the Company's Board of Directors
or any other person or body           appointed by the Board who is not
a party to the particular Claim for which           Indemnitee is
seeking indemnification, or Independent Legal Counsel.

     (h)  Voting Securities: Any securities of the Company which vote
generally in the           election of directors.

     2.   Basic Indemnification Arrangement.

     (a)  In the event Indemnitee was, is or becomes a party to or
witness or other           participant in, or is threatened to be made
a party to or witness or other           participant in, a Claim by
reason of (or arising in part out of) an Indemnifiable           Event,
the Company shall indemnify Indemnitee to the fullest extent permitted
by           law as soon as practicable but in any event no later than
thirty days after written           demand is presented to the Company,
against any and all Expenses, judgments,           fines, penalties and
amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect
of such           Expenses, judgments, fines, penalties or amounts paid
in settlement) of such           Claim. If so requested by Indemnitee,
the Company shall advance (within two           business days of such
request) any and all Expenses to Indemnitee (an "Expense
Advance"). Notwithstanding anything in this Agreement to the contrary,
prior to           a Change in Control, Indemnitee shall not be
entitled to indemnification pursuant           to this Agreement in
connection with any Claim initiated by Indemnitee unless the
 Board of Directors has authorized or consented to the initiation of such Claim.

     (b)  Notwithstanding the foregoing, (i) the obligations of the
Company under Section           2(a) shall be subject to the condition
that the Reviewing Party shall not have           determined (in a
written opinion, in any case in which the Independent Legal
Counsel referred to in Section 3 hereof is involved) that Indemnitee
would not be           permitted to be indemnified under applicable
law, and (ii) the obligation of the           Company to make an
Expense Advance pursuant to Section 2(a) shall be subject           to
the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so
indemnified under           applicable law, the Company shall be
entitled to be reimbursed by Indemnitee           (who hereby agrees
to reimburse the Company) for all such amounts theretofore
paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent
jurisdiction to secure a           determination that determination
made by the Reviewing Party that Indemnitee           would not be
permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company
for any           Expense Advance until a final judicial determination
is made with respect thereto           (as to which all rights of
appeal therefrom have been exhausted or lapsed). If there     has not
been a Change in Control, the Reviewing Party shall be selected by the
         Board of Directors, and if there has been such a Change in
Control (other than           a Change in Control which has been
approved by a majority of the Company's           Board of Directors
who were directors immediately prior to such Change in
Control), the Reviewing Party shall be the Independent Legal Counsel
referred to        in Section 3 hereof. If there has been no
determination by the Reviewing Party or           if the Reviewing
Party determines that Indemnitee substantively would not be
permitted to be indemnified in whole or in part under applicable law,
Indemnitee           shall have the right to commence litigation in any
court in the Commonwealth of           Pennsylvania or the State of
Delaware having subject matter jurisdiction thereof           and in
which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or
any aspect thereof,           including the legal or factual bases
therefor, and the Company hereby consents           to service of
process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on
the company and       Indemnitee.

     3. Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

     4. Establishment of Trust. In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonable anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party, in any case in which the Independent Legal Counsel referred to above is involved. The terms of the trust shall provide that upon a Change in Control (i) the trust shall not be revoked or the principal thereof invaded, without the written consent of the Indemnitee, (ii) the trustee shall advance, within two business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement), (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above, (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) all unexpended funds in such trust shall revert to the Company upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this
Section 4 shall relieve the Company of any of its obligations under this Agreement.

     5. Indemnification for Additional Expenses. The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the Charter or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

     6. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     7. Burden of Proof. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

     8. No Presumptions. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should b indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

     9. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Charter of the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

     10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

     11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

     12. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Charter, Company By-law or otherwise) of the amounts otherwise indemnifiable hereunder.

     15. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

     16. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

     17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.








     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.




ATTEST:                             LUKENS INC.



_______________________             By:___________________________
Secretary                                R. W. Van Sant
                                         Chairman & CEO


                                    IDEMNITEE:


                                          ___________________________
                                         Michael O. Alexander




EXHIBIT 10.32




T. Grant John
Vice President - Planning/Stainless

                     INDEMNIFICATION AGREEMENT


     AGREEMENT, effective as of February 1, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and T. Grant John (the
"Indemnitee").

     WHEREAS, it is essential to the Company to retain and attract as directors and executive officers the most capable persons available;

     WHEREAS, Indemnitee is a director or executive officer of the Company;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

     WHEREAS, the Amended and Restated Certificate of Incorporation of the Company (the "Charter") requires the Company to indemnify and advance expenses to its directors and officers to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director or executive officer of the Company in part in reliance on the Charter;

     WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continue service to the Company in an effective manner, and Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the Charter will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continue coverage of Indemnitee under the Company's directors' and officers' liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Certain Definitions:

     (a)  Change in Control:  Shall be deemed to have occurred if (i)
any "person" (as such           term is used in Sections 13(d) and
14(d) of the Securities Exchange Act of 1934,           as amended),
other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned
directly or           indirectly by the stockholders of the Company in
substantially the same proportions           as their ownership of
stock of the Company, is or becomes the "beneficial owner"
(as defined in Rule 13d-3 under said Act), directly or indirectly, of
securities of           the Company representing 20% or more of the
total voting power represented by           the Company's then
outstanding Voting Securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period
constitute the           Board of Directors of the Company and any new
director whose election by the           Board of Directors or
nomination for election by the Company's stockholders was
approved by a vote of at least two-thirds (2/3) of the directors then
still in office           who either were directors at the beginning
of the period or whose election or           nomination for election
was previously so approved, cease for any reason to
constitute a majority thereof, or (iii) the stockholders of the Company
approve a           merger or consolidation of the Company with any
other corporation, other than           a merger or consolidation which
would result in the Voting Securities of the           Company
outstanding immediately prior thereto continuing to represent (either
by           remaining outstanding or by being converted into Voting
Securities of the           surviving entity) at least 80% of the total
voting power represented by the Voting           Securities of the
Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company
approve a plan           of complete liquidation of the Company or an
agreement for the sale or           disposition by the Company of (in
one transaction or a series of transactions) all           or
substantially all of the Company's assets.

     (b)  Claim: Any threatened, pending or completed action, suit or
proceeding, or any           inquiry or investigation, whether
instituted by the Company or any other party,           that Indemnitee
in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal,
administrative, investigative           or other.

     (c)  Expenses: Include attorneys' fees and all other costs,
expenses and obligations           paid or incurred in connection with
investigating, defending, being a witness in           or participating
in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

     (d)  Indemnifiable Event: Any event or occurrence related to the
fact that Indemnitee           is or was a director, officer, employee,
agent or fiduciary of the Company, or is           or was serving at
the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint
venture,           employee benefit plan, trust or other enterprise,
or by reason of anything done or        not done by Indemnitee in any
such capacity.

     (3)  Independent Legal Counsel: An attorney or firm of attorneys,
selected in           accordance with the provisions of Section 3, who
shall not have otherwise           performed services for the Company
or Indemnitee within the last five years (other           than with
respect to matters concerning the rights of Indemnitee under this
      Agreement, or of other indemnitees under similar indemnity agreements).

     (f)  Potential Change in Control: Shall be deemed to have occurred
if (i) the Company           enters into an agreement, the consummation
of which would result in the           occurrence of a Change in
Control: (ii) any person (including the Company)           publicly
announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any
person, other than           a trustee or other fiduciary holding
securities under an employee benefit plan of           the Company or
a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their
ownership of stock           of the Company, who is or becomes the
beneficial owner, directly or indirectly,           of securities of
the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increase
his beneficial           ownership of such securities by five
percentage points (5%) or moreover the           percentage so owned
by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in
Control has           occurred.

     (g)  Reviewing Party: Any appropriate person or body consisting
of a member or           members of the Company's Board of Directors
or any other person or body           appointed by the Board who is not
a party to the particular Claim for which           Indemnitee is
seeking indemnification, or Independent Legal Counsel.

     (h)  Voting Securities: Any securities of the Company which vote
generally in the           election of directors.

     2.   Basic Indemnification Arrangement.

     (a)  In the event Indemnitee was, is or becomes a party to or
witness or other           participant in, or is threatened to be made
a party to or witness or other           participant in, a Claim by
reason of (or arising in part out of) an Indemnifiable           Event,
the Company shall indemnify Indemnitee to the fullest extent permitted
by           law as soon as practicable but in any event no later than
thirty days after written           demand is presented to the Company,
against any and all Expenses, judgments,           fines, penalties and
amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect
of such           Expenses, judgments, fines, penalties or amounts paid
in settlement) of such           Claim. If so requested by Indemnitee,
the Company shall advance (within two           business days of such
request) any and all Expenses to Indemnitee (an "Expense
Advance"). Notwithstanding anything in this Agreement to the contrary,
prior to           a Change in Control, Indemnitee shall not be
entitled to indemnification pursuant           to this Agreement in
connection with any Claim initiated by Indemnitee unless the
 Board of Directors has authorized or consented to the initiation of such Claim.

     (b)  Notwithstanding the foregoing, (i) the obligations of the
Company under Section           2(a) shall be subject to the condition
that the Reviewing Party shall not have           determined (in a
written opinion, in any case in which the Independent Legal
Counsel referred to in Section 3 hereof is involved) that Indemnitee
would not be           permitted to be indemnified under applicable
law, and (ii) the obligation of the           Company to make an
Expense Advance pursuant to Section 2(a) shall be subject           to
the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so
indemnified under           applicable law, the Company shall be
entitled to be reimbursed by Indemnitee           (who hereby agrees
to reimburse the Company) for all such amounts theretofore
paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent
jurisdiction to secure a           determination that determination
made by the Reviewing Party that Indemnitee           would not be
permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company
for any           Expense Advance until a final judicial determination
is made with respect thereto           (as to which all rights of
appeal therefrom have been exhausted or lapsed). If there     has not
been a Change in Control, the Reviewing Party shall be selected by the
         Board of Directors, and if there has been such a Change in
Control (other than           a Change in Control which has been
approved by a majority of the Company's           Board of Directors
who were directors immediately prior to such Change in
Control), the Reviewing Party shall be the Independent Legal Counsel
referred to        in Section 3 hereof. If there has been no
determination by the Reviewing Party or           if the Reviewing
Party determines that Indemnitee substantively would not be
permitted to be indemnified in whole or in part under applicable law,
Indemnitee           shall have the right to commence litigation in any
court in the Commonwealth of           Pennsylvania or the State of
Delaware having subject matter jurisdiction thereof           and in
which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or
any aspect thereof,           including the legal or factual bases
therefor, and the Company hereby consents           to service of
process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on
the company and       Indemnitee.

     3. Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

     4. Establishment of Trust. In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonable anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party, in any case in which the Independent Legal Counsel referred to above is involved. The terms of the trust shall provide that upon a Change in Control (i) the trust shall not be revoked or the principal thereof invaded, without the written consent of the Indemnitee, (ii) the trustee shall advance, within two business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement), (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above, (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) all unexpended funds in such trust shall revert to the Company upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this
Section 4 shall relieve the Company of any of its obligations under this Agreement.

     5. Indemnification for Additional Expenses. The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the Charter or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

     6. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     7. Burden of Proof. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

     8. No Presumptions. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should b indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

     9. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Charter of the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

     10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

     11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

     12. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Charter, Company By-law or otherwise) of the amounts otherwise indemnifiable hereunder.

     15. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

     16. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

     17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.








     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.




ATTEST:                             LUKENS INC.



_______________________             By:___________________________
Secretary                                R. W. Van Sant
                                         Chairman & CEO


                                    IDEMNITEE:


                                          ___________________________
                                         T. Grant John





EXHIBIT 10.33




T. Grant John
Vice President - Planning/Stainless

                     INDEMNIFICATION AGREEMENT


     AGREEMENT, effective as of February 1, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and T. Grant John (the
"Indemnitee").

     WHEREAS, it is essential to the Company to retain and attract as directors and executive officers the most capable persons available;

     WHEREAS, Indemnitee is a director or executive officer of the Company;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

     WHEREAS, the Amended and Restated Certificate of Incorporation of the Company (the "Charter") requires the Company to indemnify and advance expenses to its directors and officers to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director or executive officer of the Company in part in reliance on the Charter;

     WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continue service to the Company in an effective manner, and Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the Charter will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continue coverage of Indemnitee under the Company's directors' and officers' liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Certain Definitions:

     (a)  Change in Control:  Shall be deemed to have occurred if (i)
any "person" (as such           term is used in Sections 13(d) and
14(d) of the Securities Exchange Act of 1934,           as amended),
other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned
directly or           indirectly by the stockholders of the Company in
substantially the same proportions           as their ownership of
stock of the Company, is or becomes the "beneficial owner"
(as defined in Rule 13d-3 under said Act), directly or indirectly, of
securities of           the Company representing 20% or more of the
total voting power represented by           the Company's then
outstanding Voting Securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period
constitute the           Board of Directors of the Company and any new
director whose election by the           Board of Directors or
nomination for election by the Company's stockholders was
approved by a vote of at least two-thirds (2/3) of the directors then
still in office           who either were directors at the beginning
of the period or whose election or           nomination for election
was previously so approved, cease for any reason to
constitute a majority thereof, or (iii) the stockholders of the Company
approve a           merger or consolidation of the Company with any
other corporation, other than           a merger or consolidation which
would result in the Voting Securities of the           Company
outstanding immediately prior thereto continuing to represent (either
by           remaining outstanding or by being converted into Voting
Securities of the           surviving entity) at least 80% of the total
voting power represented by the Voting           Securities of the
Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company
approve a plan           of complete liquidation of the Company or an
agreement for the sale or           disposition by the Company of (in
one transaction or a series of transactions) all           or
substantially all of the Company's assets.

     (b)  Claim: Any threatened, pending or completed action, suit or
proceeding, or any           inquiry or investigation, whether
instituted by the Company or any other party,           that Indemnitee
in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal,
administrative, investigative           or other.

     (c)  Expenses: Include attorneys' fees and all other costs,
expenses and obligations           paid or incurred in connection with
investigating, defending, being a witness in           or participating
in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

     (d)  Indemnifiable Event: Any event or occurrence related to the
fact that Indemnitee           is or was a director, officer, employee,
agent or fiduciary of the Company, or is           or was serving at
the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint
venture,           employee benefit plan, trust or other enterprise,
or by reason of anything done or        not done by Indemnitee in any
such capacity.

     (3)  Independent Legal Counsel: An attorney or firm of attorneys,
selected in           accordance with the provisions of Section 3, who
shall not have otherwise           performed services for the Company
or Indemnitee within the last five years (other           than with
respect to matters concerning the rights of Indemnitee under this
      Agreement, or of other indemnitees under similar indemnity agreements).

     (f)  Potential Change in Control: Shall be deemed to have occurred
if (i) the Company           enters into an agreement, the consummation
of which would result in the           occurrence of a Change in
Control: (ii) any person (including the Company)           publicly
announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any
person, other than           a trustee or other fiduciary holding
securities under an employee benefit plan of           the Company or
a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their
ownership of stock           of the Company, who is or becomes the
beneficial owner, directly or indirectly,           of securities of
the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increase
his beneficial           ownership of such securities by five
percentage points (5%) or moreover the           percentage so owned
by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in
Control has           occurred.

     (g)  Reviewing Party: Any appropriate person or body consisting
of a member or           members of the Company's Board of Directors
or any other person or body           appointed by the Board who is not
a party to the particular Claim for which           Indemnitee is
seeking indemnification, or Independent Legal Counsel.

     (h)  Voting Securities: Any securities of the Company which vote
generally in the           election of directors.

     2.   Basic Indemnification Arrangement.

     (a)  In the event Indemnitee was, is or becomes a party to or
witness or other           participant in, or is threatened to be made
a party to or witness or other           participant in, a Claim by
reason of (or arising in part out of) an Indemnifiable           Event,
the Company shall indemnify Indemnitee to the fullest extent permitted
by           law as soon as practicable but in any event no later than
thirty days after written           demand is presented to the Company,
against any and all Expenses, judgments,           fines, penalties and
amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect
of such           Expenses, judgments, fines, penalties or amounts paid
in settlement) of such           Claim. If so requested by Indemnitee,
the Company shall advance (within two           business days of such
request) any and all Expenses to Indemnitee (an "Expense
Advance"). Notwithstanding anything in this Agreement to the contrary,
prior to           a Change in Control, Indemnitee shall not be
entitled to indemnification pursuant           to this Agreement in
connection with any Claim initiated by Indemnitee unless the
 Board of Directors has authorized or consented to the initiation of such Claim.

     (b)  Notwithstanding the foregoing, (i) the obligations of the
Company under Section           2(a) shall be subject to the condition
that the Reviewing Party shall not have           determined (in a
written opinion, in any case in which the Independent Legal
Counsel referred to in Section 3 hereof is involved) that Indemnitee
would not be           permitted to be indemnified under applicable
law, and (ii) the obligation of the           Company to make an
Expense Advance pursuant to Section 2(a) shall be subject           to
the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so
indemnified under           applicable law, the Company shall be
entitled to be reimbursed by Indemnitee           (who hereby agrees
to reimburse the Company) for all such amounts theretofore
paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent
jurisdiction to secure a           determination that determination
made by the Reviewing Party that Indemnitee           would not be
permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company
for any           Expense Advance until a final judicial determination
is made with respect thereto           (as to which all rights of
appeal therefrom have been exhausted or lapsed). If there     has not
been a Change in Control, the Reviewing Party shall be selected by the
         Board of Directors, and if there has been such a Change in
Control (other than           a Change in Control which has been
approved by a majority of the Company's           Board of Directors
who were directors immediately prior to such Change in
Control), the Reviewing Party shall be the Independent Legal Counsel
referred to        in Section 3 hereof. If there has been no
determination by the Reviewing Party or           if the Reviewing
Party determines that Indemnitee substantively would not be
permitted to be indemnified in whole or in part under applicable law,
Indemnitee           shall have the right to commence litigation in any
court in the Commonwealth of           Pennsylvania or the State of
Delaware having subject matter jurisdiction thereof           and in
which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or
any aspect thereof,           including the legal or factual bases
therefor, and the Company hereby consents           to service of
process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on
the company and       Indemnitee.

     3. Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

     4. Establishment of Trust. In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonable anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party, in any case in which the Independent Legal Counsel referred to above is involved. The terms of the trust shall provide that upon a Change in Control (i) the trust shall not be revoked or the principal thereof invaded, without the written consent of the Indemnitee, (ii) the trustee shall advance, within two business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement), (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above, (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) all unexpended funds in such trust shall revert to the Company upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this
Section 4 shall relieve the Company of any of its obligations under this Agreement.

     5. Indemnification for Additional Expenses. The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the Charter or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

     6. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     7. Burden of Proof. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

     8. No Presumptions. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should b indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

     9. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Charter of the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

     10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

     11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

     12. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Charter, Company By-law or otherwise) of the amounts otherwise indemnifiable hereunder.

     15. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

     16. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

     17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.








     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.




ATTEST:                             LUKENS INC.



_______________________             By:___________________________
Secretary                                R. W. Van Sant
                                         Chairman & CEO


                                    IDEMNITEE:


                                          ___________________________
                                         T. Grant John




EXHIBIT 10.33




Richard D. Luzzi
Vice President - Human Resources

                     INDEMNIFICATION AGREEMENT


     AGREEMENT, effective as of February 1, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and Richard D. Luzzi (the
"Indemnitee").

     WHEREAS, it is essential to the Company to retain and attract as directors and executive officers the most capable persons available;

     WHEREAS, Indemnitee is a director or executive officer of the Company;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

     WHEREAS, the Amended and Restated Certificate of Incorporation of the Company (the "Charter") requires the Company to indemnify and advance expenses to its directors and officers to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director or executive officer of the Company in part in reliance on the Charter;

     WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continue service to the Company in an effective manner, and Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the Charter will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continue coverage of Indemnitee under the Company's directors' and officers' liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Certain Definitions:

     (a)  Change in Control:  Shall be deemed to have occurred if (i)
any "person" (as such           term is used in Sections 13(d) and
14(d) of the Securities Exchange Act of 1934,           as amended),
other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned
directly or           indirectly by the stockholders of the Company in
substantially the same proportions           as their ownership of
stock of the Company, is or becomes the "beneficial owner"
(as defined in Rule 13d-3 under said Act), directly or indirectly, of
securities of           the Company representing 20% or more of the
total voting power represented by           the Company's then
outstanding Voting Securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period
constitute the           Board of Directors of the Company and any new
director whose election by the           Board of Directors or
nomination for election by the Company's stockholders was
approved by a vote of at least two-thirds (2/3) of the directors then
still in office           who either were directors at the beginning
of the period or whose election or           nomination for election
was previously so approved, cease for any reason to
constitute a majority thereof, or (iii) the stockholders of the Company
approve a           merger or consolidation of the Company with any
other corporation, other than           a merger or consolidation which
would result in the Voting Securities of the           Company
outstanding immediately prior thereto continuing to represent (either
by           remaining outstanding or by being converted into Voting
Securities of the           surviving entity) at least 80% of the total
voting power represented by the Voting           Securities of the
Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company
approve a plan           of complete liquidation of the Company or an
agreement for the sale or           disposition by the Company of (in
one transaction or a series of transactions) all           or
substantially all of the Company's assets.

     (b)  Claim: Any threatened, pending or completed action, suit or
proceeding, or any           inquiry or investigation, whether
instituted by the Company or any other party,           that Indemnitee
in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal,
administrative, investigative           or other.

     (c)  Expenses: Include attorneys' fees and all other costs,
expenses and obligations           paid or incurred in connection with
investigating, defending, being a witness in           or participating
in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

     (d)  Indemnifiable Event: Any event or occurrence related to the
fact that Indemnitee           is or was a director, officer, employee,
agent or fiduciary of the Company, or is           or was serving at
the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint
venture,           employee benefit plan, trust or other enterprise,
or by reason of anything done or        not done by Indemnitee in any
such capacity.

     (3)  Independent Legal Counsel: An attorney or firm of attorneys,
selected in           accordance with the provisions of Section 3, who
shall not have otherwise           performed services for the Company
or Indemnitee within the last five years (other           than with
respect to matters concerning the rights of Indemnitee under this
      Agreement, or of other indemnitees under similar indemnity agreements).

     (f)  Potential Change in Control: Shall be deemed to have occurred
if (i) the Company           enters into an agreement, the consummation
of which would result in the           occurrence of a Change in
Control: (ii) any person (including the Company)           publicly
announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any
person, other than           a trustee or other fiduciary holding
securities under an employee benefit plan of           the Company or
a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their
ownership of stock           of the Company, who is or becomes the
beneficial owner, directly or indirectly,           of securities of
the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increase
his beneficial           ownership of such securities by five
percentage points (5%) or moreover the           percentage so owned
by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in
Control has           occurred.

     (g)  Reviewing Party: Any appropriate person or body consisting
of a member or           members of the Company's Board of Directors
or any other person or body           appointed by the Board who is not
a party to the particular Claim for which           Indemnitee is
seeking indemnification, or Independent Legal Counsel.

     (h)  Voting Securities: Any securities of the Company which vote
generally in the           election of directors.

     2.   Basic Indemnification Arrangement.

     (a)  In the event Indemnitee was, is or becomes a party to or
witness or other           participant in, or is threatened to be made
a party to or witness or other           participant in, a Claim by
reason of (or arising in part out of) an Indemnifiable           Event,
the Company shall indemnify Indemnitee to the fullest extent permitted
by           law as soon as practicable but in any event no later than
thirty days after written           demand is presented to the Company,
against any and all Expenses, judgments,           fines, penalties and
amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect
of such           Expenses, judgments, fines, penalties or amounts paid
in settlement) of such           Claim. If so requested by Indemnitee,
the Company shall advance (within two           business days of such
request) any and all Expenses to Indemnitee (an "Expense
Advance"). Notwithstanding anything in this Agreement to the contrary,
prior to           a Change in Control, Indemnitee shall not be
entitled to indemnification pursuant           to this Agreement in
connection with any Claim initiated by Indemnitee unless the
 Board of Directors has authorized or consented to the initiation of such Claim.

     (b)  Notwithstanding the foregoing, (i) the obligations of the
Company under Section           2(a) shall be subject to the condition
that the Reviewing Party shall not have           determined (in a
written opinion, in any case in which the Independent Legal
Counsel referred to in Section 3 hereof is involved) that Indemnitee
would not be           permitted to be indemnified under applicable
law, and (ii) the obligation of the           Company to make an
Expense Advance pursuant to Section 2(a) shall be subject           to
the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so
indemnified under           applicable law, the Company shall be
entitled to be reimbursed by Indemnitee           (who hereby agrees
to reimburse the Company) for all such amounts theretofore
paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent
jurisdiction to secure a           determination that determination
made by the Reviewing Party that Indemnitee           would not be
permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company
for any           Expense Advance until a final judicial determination
is made with respect thereto           (as to which all rights of
appeal therefrom have been exhausted or lapsed). If there     has not
been a Change in Control, the Reviewing Party shall be selected by the
         Board of Directors, and if there has been such a Change in
Control (other than           a Change in Control which has been
approved by a majority of the Company's           Board of Directors
who were directors immediately prior to such Change in
Control), the Reviewing Party shall be the Independent Legal Counsel
referred to        in Section 3 hereof. If there has been no
determination by the Reviewing Party or           if the Reviewing
Party determines that Indemnitee substantively would not be
permitted to be indemnified in whole or in part under applicable law,
Indemnitee           shall have the right to commence litigation in any
court in the Commonwealth of           Pennsylvania or the State of
Delaware having subject matter jurisdiction thereof           and in
which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or
any aspect thereof,           including the legal or factual bases
therefor, and the Company hereby consents           to service of
process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on
the company and       Indemnitee.

     3. Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

     4. Establishment of Trust. In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonable anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party, in any case in which the Independent Legal Counsel referred to above is involved. The terms of the trust shall provide that upon a Change in Control (i) the trust shall not be revoked or the principal thereof invaded, without the written consent of the Indemnitee, (ii) the trustee shall advance, within two business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement), (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above, (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) all unexpended funds in such trust shall revert to the Company upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this
Section 4 shall relieve the Company of any of its obligations under this Agreement.

     5. Indemnification for Additional Expenses. The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the Charter or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

     6. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     7. Burden of Proof. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

     8. No Presumptions. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should b indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

     9. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Charter of the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

     10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

     11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

     12. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Charter, Company By-law or otherwise) of the amounts otherwise indemnifiable hereunder.

     15. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

     16. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

     17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.








     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.




ATTEST:                             LUKENS INC.



_______________________             By:___________________________
Secretary                                R. W. Van Sant
                                         Chairman & CEO


                                    IDEMNITEE:


                                          ___________________________
                                         Richard D. Luzzi






EXHIBIT 10.34



Frederick J. Smith
Vice President - Manufacturing Services

                     INDEMNIFICATION AGREEMENT


     AGREEMENT, effective as of April 15, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and Frederick J. Smith (the "Indemnitee").

     WHEREAS, it is essential to the Company to retain and attract as directors and executive officers the most capable persons available;

     WHEREAS, Indemnitee is a director or executive officer of the Company;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

     WHEREAS, the Amended and Restated Certificate of Incorporation of the Company (the "Charter") requires the Company to indemnify and advance expenses to its directors and officers to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director or executive officer of the Company in part in reliance on the Charter;

     WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continue service to the Company in an effective manner, and Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the Charter will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continue coverage of Indemnitee under the Company's directors' and officers' liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Certain Definitions:

     (a)  Change in Control:  Shall be deemed to have occurred if (i)
any "person" (as such           term is used in Sections 13(d) and
14(d) of the Securities Exchange Act of 1934,           as amended),
other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned
directly or           indirectly by the stockholders of the Company in
substantially the same proportions           as their ownership of
stock of the Company, is or becomes the "beneficial owner"
(as defined in Rule 13d-3 under said Act), directly or indirectly, of
securities of           the Company representing 20% or more of the
total voting power represented by           the Company's then
outstanding Voting Securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period
constitute the           Board of Directors of the Company and any new
director whose election by the           Board of Directors or
nomination for election by the Company's stockholders was
approved by a vote of at least two-thirds (2/3) of the directors then
still in office           who either were directors at the beginning
of the period or whose election or           nomination for election
was previously so approved, cease for any reason to
constitute a majority thereof, or (iii) the stockholders of the Company
approve a           merger or consolidation of the Company with any
other corporation, other than           a merger or consolidation which
would result in the Voting Securities of the           Company
outstanding immediately prior thereto continuing to represent (either
by           remaining outstanding or by being converted into Voting
Securities of the           surviving entity) at least 80% of the total
voting power represented by the Voting           Securities of the
Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company
approve a plan           of complete liquidation of the Company or an
agreement for the sale or           disposition by the Company of (in
one transaction or a series of transactions) all           or
substantially all of the Company's assets.

     (b)  Claim: Any threatened, pending or completed action, suit or
proceeding, or any           inquiry or investigation, whether
instituted by the Company or any other party,           that Indemnitee
in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal,
administrative, investigative           or other.

     (c)  Expenses: Include attorneys' fees and all other costs,
expenses and obligations           paid or incurred in connection with
investigating, defending, being a witness in           or participating
in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

     (d)  Indemnifiable Event: Any event or occurrence related to the
fact that Indemnitee           is or was a director, officer, employee,
agent or fiduciary of the Company, or is           or was serving at
the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint
venture,           employee benefit plan, trust or other enterprise,
or by reason of anything done or        not done by Indemnitee in any
such capacity.

     (3)  Independent Legal Counsel: An attorney or firm of attorneys,
selected in           accordance with the provisions of Section 3, who
shall not have otherwise           performed services for the Company
or Indemnitee within the last five years (other           than with
respect to matters concerning the rights of Indemnitee under this
      Agreement, or of other indemnitees under similar indemnity agreements).

     (f)  Potential Change in Control: Shall be deemed to have occurred
if (i) the Company           enters into an agreement, the consummation
of which would result in the           occurrence of a Change in
Control: (ii) any person (including the Company)           publicly
announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any
person, other than           a trustee or other fiduciary holding
securities under an employee benefit plan of           the Company or
a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their
ownership of stock           of the Company, who is or becomes the
beneficial owner, directly or indirectly,           of securities of
the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increase
his beneficial           ownership of such securities by five
percentage points (5%) or moreover the           percentage so owned
by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in
Control has           occurred.

     (g)  Reviewing Party: Any appropriate person or body consisting
of a member or           members of the Company's Board of Directors
or any other person or body           appointed by the Board who is not
a party to the particular Claim for which           Indemnitee is
seeking indemnification, or Independent Legal Counsel.

     (h)  Voting Securities: Any securities of the Company which vote
generally in the           election of directors.

     2.   Basic Indemnification Arrangement.

     (a)  In the event Indemnitee was, is or becomes a party to or
witness or other           participant in, or is threatened to be made
a party to or witness or other           participant in, a Claim by
reason of (or arising in part out of) an Indemnifiable           Event,
the Company shall indemnify Indemnitee to the fullest extent permitted
by           law as soon as practicable but in any event no later than
thirty days after written           demand is presented to the Company,
against any and all Expenses, judgments,           fines, penalties and
amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect
of such           Expenses, judgments, fines, penalties or amounts paid
in settlement) of such           Claim. If so requested by Indemnitee,
the Company shall advance (within two           business days of such
request) any and all Expenses to Indemnitee (an "Expense
Advance"). Notwithstanding anything in this Agreement to the contrary,
prior to           a Change in Control, Indemnitee shall not be
entitled to indemnification pursuant           to this Agreement in
connection with any Claim initiated by Indemnitee unless the
 Board of Directors has authorized or consented to the initiation of such Claim.

     (b)  Notwithstanding the foregoing, (i) the obligations of the
Company under Section           2(a) shall be subject to the condition
that the Reviewing Party shall not have           determined (in a
written opinion, in any case in which the Independent Legal
Counsel referred to in Section 3 hereof is involved) that Indemnitee
would not be           permitted to be indemnified under applicable
law, and (ii) the obligation of the           Company to make an
Expense Advance pursuant to Section 2(a) shall be subject           to
the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so
indemnified under           applicable law, the Company shall be
entitled to be reimbursed by Indemnitee           (who hereby agrees
to reimburse the Company) for all such amounts theretofore
paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent
jurisdiction to secure a           determination that determination
made by the Reviewing Party that Indemnitee           would not be
permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company
for any           Expense Advance until a final judicial determination
is made with respect thereto           (as to which all rights of
appeal therefrom have been exhausted or lapsed). If there     has not
been a Change in Control, the Reviewing Party shall be selected by the
         Board of Directors, and if there has been such a Change in
Control (other than           a Change in Control which has been
approved by a majority of the Company's           Board of Directors
who were directors immediately prior to such Change in
Control), the Reviewing Party shall be the Independent Legal Counsel
referred to        in Section 3 hereof. If there has been no
determination by the Reviewing Party or           if the Reviewing
Party determines that Indemnitee substantively would not be
permitted to be indemnified in whole or in part under applicable law,
Indemnitee           shall have the right to commence litigation in any
court in the Commonwealth of           Pennsylvania or the State of
Delaware having subject matter jurisdiction thereof           and in
which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or
any aspect thereof,           including the legal or factual bases
therefor, and the Company hereby consents           to service of
process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on
the company and       Indemnitee.

     3. Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

     4. Establishment of Trust. In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonable anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party, in any case in which the Independent Legal Counsel referred to above is involved. The terms of the trust shall provide that upon a Change in Control (i) the trust shall not be revoked or the principal thereof invaded, without the written consent of the Indemnitee, (ii) the trustee shall advance, within two business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement), (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above, (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) all unexpended funds in such trust shall revert to the Company upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this
Section 4 shall relieve the Company of any of its obligations under this Agreement.

     5. Indemnification for Additional Expenses. The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the Charter or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

     6. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     7. Burden of Proof. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

     8. No Presumptions. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should b indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

     9. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Charter of the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

     10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

     11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

     12. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Charter, Company By-law or otherwise) of the amounts otherwise indemnifiable hereunder.

     15. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

     16. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

     17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.








     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.




ATTEST:                             LUKENS INC.



_______________________             By:___________________________
Secretary                                R. W. Van Sant
                                         Chairman & CEO


                                    IDEMNITEE:


                                          ___________________________
                                         Frederick J. Smith



EXHIBIT 10.35




John H. Bucher
Vice President - Technology

                     INDEMNIFICATION AGREEMENT


     AGREEMENT, effective as of April 15, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and John H. Bucher (the
"Indemnitee").

     WHEREAS, it is essential to the Company to retain and attract as directors and executive officers the most capable persons available;

     WHEREAS, Indemnitee is a director or executive officer of the Company;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

     WHEREAS, the Amended and Restated Certificate of Incorporation of the Company (the "Charter") requires the Company to indemnify and advance expenses to its directors and officers to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director or executive officer of the Company in part in reliance on the Charter;

     WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continue service to the Company in an effective manner, and Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the Charter will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continue coverage of Indemnitee under the Company's directors' and officers' liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Certain Definitions:

     (a)  Change in Control:  Shall be deemed to have occurred if (i)
any "person" (as such           term is used in Sections 13(d) and
14(d) of the Securities Exchange Act of 1934,           as amended),
other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned
directly or           indirectly by the stockholders of the Company in
substantially the same proportions           as their ownership of
stock of the Company, is or becomes the "beneficial owner"
(as defined in Rule 13d-3 under said Act), directly or indirectly, of
securities of           the Company representing 20% or more of the
total voting power represented by           the Company's then
outstanding Voting Securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period
constitute the           Board of Directors of the Company and any new
director whose election by the           Board of Directors or
nomination for election by the Company's stockholders was
approved by a vote of at least two-thirds (2/3) of the directors then
still in office           who either were directors at the beginning
of the period or whose election or           nomination for election
was previously so approved, cease for any reason to
constitute a majority thereof, or (iii) the stockholders of the Company
approve a           merger or consolidation of the Company with any
other corporation, other than           a merger or consolidation which
would result in the Voting Securities of the           Company
outstanding immediately prior thereto continuing to represent (either
by           remaining outstanding or by being converted into Voting
Securities of the           surviving entity) at least 80% of the total
voting power represented by the Voting           Securities of the
Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company
approve a plan           of complete liquidation of the Company or an
agreement for the sale or           disposition by the Company of (in
one transaction or a series of transactions) all           or
substantially all of the Company's assets.

     (b)  Claim: Any threatened, pending or completed action, suit or
proceeding, or any           inquiry or investigation, whether
instituted by the Company or any other party,           that Indemnitee
in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal,
administrative, investigative           or other.

     (c)  Expenses: Include attorneys' fees and all other costs,
expenses and obligations           paid or incurred in connection with
investigating, defending, being a witness in           or participating
in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

     (d)  Indemnifiable Event: Any event or occurrence related to the
fact that Indemnitee           is or was a director, officer, employee,
agent or fiduciary of the Company, or is           or was serving at
the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint
venture,           employee benefit plan, trust or other enterprise,
or by reason of anything done or        not done by Indemnitee in any
such capacity.

     (3)  Independent Legal Counsel: An attorney or firm of attorneys,
selected in           accordance with the provisions of Section 3, who
shall not have otherwise           performed services for the Company
or Indemnitee within the last five years (other           than with
respect to matters concerning the rights of Indemnitee under this
      Agreement, or of other indemnitees under similar indemnity agreements).

     (f)  Potential Change in Control: Shall be deemed to have occurred
if (i) the Company           enters into an agreement, the consummation
of which would result in the           occurrence of a Change in
Control: (ii) any person (including the Company)           publicly
announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any
person, other than           a trustee or other fiduciary holding
securities under an employee benefit plan of           the Company or
a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their
ownership of stock           of the Company, who is or becomes the
beneficial owner, directly or indirectly,           of securities of
the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increase
his beneficial           ownership of such securities by five
percentage points (5%) or moreover the           percentage so owned
by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in
Control has           occurred.

     (g)  Reviewing Party: Any appropriate person or body consisting
of a member or           members of the Company's Board of Directors
or any other person or body           appointed by the Board who is not
a party to the particular Claim for which           Indemnitee is
seeking indemnification, or Independent Legal Counsel.

     (h)  Voting Securities: Any securities of the Company which vote
generally in the           election of directors.

     2.   Basic Indemnification Arrangement.

     (a)  In the event Indemnitee was, is or becomes a party to or
witness or other           participant in, or is threatened to be made
a party to or witness or other           participant in, a Claim by
reason of (or arising in part out of) an Indemnifiable           Event,
the Company shall indemnify Indemnitee to the fullest extent permitted
by           law as soon as practicable but in any event no later than
thirty days after written           demand is presented to the Company,
against any and all Expenses, judgments,           fines, penalties and
amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect
of such           Expenses, judgments, fines, penalties or amounts paid
in settlement) of such           Claim. If so requested by Indemnitee,
the Company shall advance (within two           business days of such
request) any and all Expenses to Indemnitee (an "Expense
Advance"). Notwithstanding anything in this Agreement to the contrary,
prior to           a Change in Control, Indemnitee shall not be
entitled to indemnification pursuant           to this Agreement in
connection with any Claim initiated by Indemnitee unless the
 Board of Directors has authorized or consented to the initiation of such Claim.

     (b)  Notwithstanding the foregoing, (i) the obligations of the
Company under Section           2(a) shall be subject to the condition
that the Reviewing Party shall not have           determined (in a
written opinion, in any case in which the Independent Legal
Counsel referred to in Section 3 hereof is involved) that Indemnitee
would not be           permitted to be indemnified under applicable
law, and (ii) the obligation of the           Company to make an
Expense Advance pursuant to Section 2(a) shall be subject           to
the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so
indemnified under           applicable law, the Company shall be
entitled to be reimbursed by Indemnitee           (who hereby agrees
to reimburse the Company) for all such amounts theretofore
paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent
jurisdiction to secure a           determination that determination
made by the Reviewing Party that Indemnitee           would not be
permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company
for any           Expense Advance until a final judicial determination
is made with respect thereto           (as to which all rights of
appeal therefrom have been exhausted or lapsed). If there     has not
been a Change in Control, the Reviewing Party shall be selected by the
         Board of Directors, and if there has been such a Change in
Control (other than           a Change in Control which has been
approved by a majority of the Company's           Board of Directors
who were directors immediately prior to such Change in
Control), the Reviewing Party shall be the Independent Legal Counsel
referred to        in Section 3 hereof. If there has been no
determination by the Reviewing Party or           if the Reviewing
Party determines that Indemnitee substantively would not be
permitted to be indemnified in whole or in part under applicable law,
Indemnitee           shall have the right to commence litigation in any
court in the Commonwealth of           Pennsylvania or the State of
Delaware having subject matter jurisdiction thereof           and in
which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or
any aspect thereof,           including the legal or factual bases
therefor, and the Company hereby consents           to service of
process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on
the company and       Indemnitee.

     3. Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

     4. Establishment of Trust. In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonable anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party, in any case in which the Independent Legal Counsel referred to above is involved. The terms of the trust shall provide that upon a Change in Control (i) the trust shall not be revoked or the principal thereof invaded, without the written consent of the Indemnitee, (ii) the trustee shall advance, within two business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement), (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above, (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) all unexpended funds in such trust shall revert to the Company upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this
Section 4 shall relieve the Company of any of its obligations under this Agreement.

     5. Indemnification for Additional Expenses. The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the Charter or any other agreement or Company By-law now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

     6. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     7. Burden of Proof. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

     8. No Presumptions. For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should b indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

     9. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Charter of the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

     10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

     11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

     12. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Charter, Company By-law or otherwise) of the amounts otherwise indemnifiable hereunder.

     15. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

     16. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

     17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.








     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date above written.




ATTEST:                             LUKENS INC.



_______________________             By:___________________________
Secretary                                R. W. Van Sant
                                         Chairman & CEO


                                    IDEMNITEE:


                                          ___________________________
                                         John H. Bucher





EXHIBIT 10.58


                            AGREEMENT



          THIS AGREEMENT made as of the 16th day of July, 1993, between Lukens Inc., a Delaware corporation (the "Company"), and
Robert Schaal, an individual residing at 7 Tullamore Drive, West
Chester, Pennsylvania (the "Executive").

                         WITNESSETH THAT

          WHEREAS, the Company currently employs the Executive as a Senior Vice President - Consultant; and

          WHEREAS, the Company and the Executive have mutually agreed that the Executive will relinquish his duties as an officer with the Company but that the Executive will remain employed by the Company pursuant hereto.

          NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein set forth, the parties hereto agree as follows:

          1. Change in Duties. The Executive shall resign as an officer (and director, where applicable) of the Company and all of its subsidiaries effective July 24, 1993 (the "Resignation Date"), but the Executive shall continue in the employ of the Company through December 31, 1994 (the "Termination Date"). In his capacity as an employee, the Executive shall perform such services as the Company may from time to time reasonably request. In providing such services, the Executive shall be entitled to all out-of-pocket expenses normally reimbursed to employees of the Company. The Executive acknowledges that after the Resignation Date, except as expressly provided for herein, he will not be provided with an office or a secretary or any perquisites normally accorded officers of the Company. Nothing herein shall preclude the Executive from accepting other employment and/or consulting opportunities, and accepting such opportunities shall not result in the elimination or reduction of any benefits described herein, except as set forth in paragraphs 3 and 6.

          2. Salary. Subject to the terms of this Agreement, the Executive will continue to receive his base salary (which is $220,000 annually) from the Resignation Date through the Termination Date.

          3. Additional Benefits. Subject to the terms of this Agreement, between the Resignation Date and the Termination Date the Executive shall be entitled to continued participation in all employee benefit plans (except that the Company shall not provide coverage for short and long-term disability) to the extent to which he is now so participating under the following terms:

               (a) For purposes of the 1985 Stock Option and Appreciation Plan (the "Stock Option Plan"), under which the Executive currently has granted but unexercised options, the date of termination for purposes of exercising options under the Stock Option Plan shall be the Termination Date. However, if the Executive accepts any employment with a person or entity engaged in "Competitive Activity" (as hereinafter defined) between the Resignation Date and the Termination Date, the date of termination for purposes of the Stock Option Plan shall be the date on which the Executive accepts such employment. The Executive shall not "pyramid" by paying for stock purchases under the Stock Option Plan with so-called "immature" stock. The Executive acknowledges that he shall not be granted any options after the Resignation Date.

               (b)  The Executive may participate in the Lukens
Inc. Employees Capital Accumulation Plan until the Termination
Date.

               (c) The Executive and his covered dependents (as long as the Executive pays the proper premiums for dependent coverage) shall continue to be covered under the welfare plans, health care and life insurance programs of the Company in which he is participating on the Resignation Date through the Termination Date or such earlier time, if any, as the Executive accepts employment with another employer from which he receives coverage under its welfare plans, health care and insurance programs.

               (d) The Executive will continue to accrue benefits through the Termination Date under all Company sponsored retirement benefit programs in which the Executive is participating on the Resignation Date, unless the Executive at any time shall accept employment with a person or entity engaged in "Competitive Activity", in which event benefit accrual shall be deemed to have ceased on the date on which the Executive accepts such employment. "Competitive Activity" means, without the prior written consent of the Board of Directors of the Company, the Executive's employment with, participation in consulting activity for, or management of, any company or business operation if such company or operation engages in substantial and direct competition with Lukens Steel Company or Washington Steel Corporation. The Executive shall be entitled to only such retirement benefits as are set forth from time to time in such retirement benefit programs. The Executive's estimated pension benefits are set forth in Exhibit A attached hereto and made a part hereof. Such benefits will not be reduced other than as a result of changes to reflect different benefit forms or to correct manifest computational errors, all such corrections to be reasonably determined in good faith.

               (e) If the Executive dies prior to the Termination Date, the compensation and benefits set forth in this Agreement shall terminate, except that benefits will be payable to his spouse or other beneficiaries in accordance with the provisions of the various employee benefit plans sponsored by the Company which provide for payment of benefits upon the death of an active employee.

               (f)  The Executive shall participate in the 1983
Target Incentive Plan ("TIP") for fiscal year 1993 and his individual performance rating shall be 100%. Such award shall be payable on or about February 1, 1994.

               (g) The Executive will be reimbursed for all unused vacation accrued through the Resignation Date.

               (h) The Executive will be provided with employment references substantially in the form set forth in Exhibit B attached hereto and made a part hereof.

          4. Company Car. The Company will transfer title to the Executive's company car to him, and the Company will pay for any sales or transfer taxes in connection with such transfer, it being understood that such transfer is subject to and conditioned upon the understanding that all Federal and state income taxes in connection therewith will be paid by the Executive and that all insurance, gasoline, maintenance and other charges with respect to such car after the Resignation Date are for the account of the Executive.

          5. Outplacement Counseling. The Company shall provide the Executive with outplacement counseling services at Gateway Management Group Inc. until such time as the Executive accepts employment with another employer. Such services shall include office space, telephone usage, secretarial support, postage and other amenities normally provided pursuant to Gateway's program of career transition for executives.

          6. Competitive Activity. If the Executive receives compensation from other employment with a person or entity that is engaged in "Competitive Activity" prior to Termination Date, the compensation to be provided by the Company under the provisions of paragraphs 2 and 3(f) of this Agreement shall be reduced by an amount equal to the compensation received from such other employment.

          7.   Release of Liability; Confidentiality.

               (a) The Executive acknowledges and agrees that the Company has fully performed any obligations it may have to the Executive and, except with respect to future performance of this Agreement, the Executive releases the Company from any and all further liability or obligation to the Executive. In addition, the Executive hereby releases the Company, its directors, officers, subsidiaries, agents, employees, attorneys, representatives, affiliates, successors and assigns (and those of it subsidiaries and affiliates) (collectively, "Releasees") from any and all claims, causes of action, damages, attorneys' fees and costs and all other liabilities of any kind whatsoever arising from, relating to or based upon the Executive's employment with or resignation from the Company, its subsidiaries or any of its predecessors, including, but not limited to, any claim of unlawful age discrimination under the Age Discrimination in Employment Act of 1967 or the Pennsylvania Human Relations Act; provided, however, that such release by the Executive does not apply to indemnity obligations, if any, which the Company may have to the Executive based on his status as an officer or director of the Company or any subsidiary thereof.

                    In consideration of the benefits provided hereunder, the Executive further agrees that, as long as the Company complies with its obligations under this Agreement, the Executive shall not, directly or indirectly, (i) bring or become voluntarily involved in any lawsuit or other claim against the Company or any other Releasees based on any event occurring on or before the date of this Agreement, (ii) disclose to the media or any persons whatsoever the circumstances resulting in the execution of this Agreement (other than to confirm his resignation to pursue other interests) or (iii) make any comments which disparage or are adverse to the best interests of the Company or any other Releasees. As long as the Executive complies with this Agreement, the Company shall not make any negative public comments regarding the Executive, the circumstances resulting in this Agreement or the performance of the Executive through the date of this Agreement.

                    The Executive also acknowledges that he has consulted with an attorney. The Executive acknowledges that he has been given twenty-one days within which to consider the waiver set forth above and the other terms of this Agreement and that he may revoke this Agreement for a period of seven days following the execution hereof.

                    The Company releases the Executive from any and all claims, causes of action, damages, attorneys' fees and costs and all other liabilities of any kind whatsoever arising from, relating to or based upon the Executive's employment with the Company, it subsidiaries or any of its predecessors.

               (b) The Executive represents and warrants that he has not disclosed to any third party any Confidential Information (as hereinafter defined), which disclosure was materially prejudicial to the interests of the Company. The Executive further represents and warrants that he has not removed from the Company's premises any document, letter, memorandum, notes or other writing (or copy thereof) that contained Confidential Information, except in the ordinary course of the performance of his duties. The Executive further represents and warrants that he has returned to the Company all documents in his possession that contain Confidential Information. The Executive covenants and agrees that, until expiration of a period of three (3) years after the Termination Date, he shall not disclose to any third party without the written consent of the Company any confidential, proprietary or competitive information belonging to the Company and its subsidiaries, including without limitation, confidential manufacturing processes, inventions, cost data, sales data, marketing information, capital spending or other business plans or strategies, pricing information, customer lists, forecasts, personnel records or any other information not previously disclosed to the public or otherwise generally available to the public or known by the Company's competitors (collectively, "Confidential Information"). The Executive covenants and agrees that he shall not remove from the Company's premises any document, letter, memorandum, notes or other writing (or copy thereof) that contains any Confidential Information.

          8. Arbitration. Any dispute between the parties hereto relating to the subject matter hereof shall, at the election of either party by giving notice thereof to the other party hereto, be subject to arbitration in accordance with the rules of the American Arbitration Association then in effect. Unless otherwise agreed by the parties, the arbitration shall take place in Wilmington, Delaware, before three arbitrators, one to be selected by the Company, one to be selected by the Executive and the third to be selected by the first two arbitrators. The decision of the arbitrators shall be conclusive and binding on the parties hereto and may be enforced in any court having jurisdiction. The expenses of arbitration shall be borne equally by the Company and the Executive.

          9. Severability. If any part of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

          10. Amendment; Waiver. This Agreement may not be amended, modified, waived or cancelled, except by a writing signed by each party hereto. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of any similar or dissimilar condition or provision at the same or any prior or subsequent time.

          11.  Entire Agreement/Parties in Interest.  This
Agreement constitutes the entire Agreement between the parties relative to the subject matter hereof. This Agreement is intended solely for the benefit of the parties hereto and shall not create any rights in any third party.

          12. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                   LUKENS INC.



                                   By:  ___________________________
                                        R. W. Van Sant
                                        Chairman and Chief
                                        Executive Officer


                                   EXECUTIVE



                                   ________________________________
                                   Robert Schaal







EXHIBIT 11

Lukens Inc.
Computation of Per Share Earnings
Before Cumulative Effect of Accounting Changes
(Dollars and shares in thousands except per share amounts)



                                                  For the Fiscal Years Ended
                                                 December  December  December
                                                 25, 1993  26, 1992  28, 1991
                                                 --------- --------- ---------
Primary Earnings Per Common Share

Net earnings applicable to common stock        $   13,997    31,442    21,353
                                                 ========= ========= =========
Shares and equivalents outstanding:
  Weighted average of common shares                14,508    13,364    12,566
  Common stock equivalents -
     Options assuming exercised at average
       market price                                   273       239       133
                                                 --------- --------- ---------
Weighted average of common shares outstanding
  and equivalents                                  14,781    13,603    12,699
                                                 ========= ========= =========
Primary Earnings Per Common Share              $     0.95      2.31      1.68
                                                 ========= ========= =========

Fully Diluted Earnings Per Common Share

Net earnings applicable to common stock        $   15,291    33,062    22,977
                                                 ========= ========= =========
Shares and equivalents outstanding:
  Weighted average of common shares                14,508    13,364    12,566
  Common stock equivalents -
     Options assuming exercised at greater
       of ending or average market price              274       258       141
     Assumed conversion of Series B ESOP
       preferred stock                              1,627     1,639     1,647
                                                 --------- --------- ---------
Weighted average of common shares outstanding
and equivalents                                    16,409    15,261    14,354
                                                 ========= ========= =========
Fully Diluted Earnings Per Common Share        $     0.93      2.17      1.60
                                                 ========= ========= =========

Lukens Inc.
Computation of Per Share Earnings
After Cumulative Effect of Accounting Changes
(Dollars and shares in thousands except per share amounts)



                                                                     For the
                                                                   Fiscal Year
                                                                      Ended
                                                                     December
                                                                     25, 1993
                                                                     ---------
Primary Earnings Per Common Share

Net earnings (loss) applicable to common stock                      $ (51,904)
                                                                     =========
Shares and equivalents outstanding:
     Weighted average of common shares                                 14,508
     Common stock equivalents -
        Options assuming exercised at average market price                273
                                                                     ---------
Weighted average of common shares outstanding and equivalents          14,781
                                                                     =========
Primary Earnings (Loss) Per Common Share                            $   (3.51)
                                                                     =========

Fully Diluted Earnings Per Common Share

Fully Diluted Earnings (Loss) Per Common Share*                     $   (3.51)
                                                                     =========


 * Fully diluted calculation is not presented because it is anti-dilutive.





EXHIBIT 21




                              LUKENS INC.

                             SUBSIDIARIES

                           December 25, 1993





     Lukens Inc. has twenty-two direct or indirect wholly-owned subsidiaries:

                                           State or Other Jurisdiction
                                                 of Incorporation



Allegheny Ore and Iron Company                  Virginia
Brandywine Valley Railroad Company              Delaware
Cathodic Protection Services Company            Delaware
Encoat North Arlington, Inc.                    Delaware
Energy Coatings Company                         Delaware
Flex-O-Lite, Inc.                               Delaware
Flex-O-Lite, Ltd.                               Canada
LI Acquisition Corporation                      Delaware
LI Service Company                              Pennsylvania
Ludlow-Saylor, Inc.                             Delaware
Lukens Development Corporation                  Delaware
Lukens Management Corporation                   Pennsylvania
Lukens Steel Company                            Pennsylvania
Pennock Corporation                             Delaware
Simplicity Engineering, Inc.                    Delaware
Simplicity Materials Handling Ltd.              Canada
South Track Railroad Contracting Co.            Florida
Sponsor's Plan Asset Management, Inc.           Delaware
Starlite Safety Supply, Inc.                    Delaware
Washington Specialty Metals Corporation         Illinois
Washington Specialty Metals Inc.                Canada
Washington Steel Corporation                    Delaware