Form 10-Q
period 1994-03-26
LUKENS INC /DE/
filed 1994-05-09
CIK 60860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

           X   Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                   FOR THE QUARTER ENDED MARCH 26, 1994

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

Yes  X          No


                   SHARES OUTSTANDING AS OF MAY 3, 1994
                 Common Stock, $.01 Par Value, 14,553,869





                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Lukens Inc.
Consolidated Statements of Earnings
(Dollars & shares in thousands except per share amounts)

                                                             FIRST QUARTER
                                                            13 Weeks Ended
                                                             March     March
                                                           26, 1994  27, 1993
                                                           --------- ---------
Net Sales                                             $     220,914   221,116
Operating Costs and Expenses
  Cost of products sold                                     207,750   194,041
  Selling and administrative expenses                        13,179    12,789
                                                           --------- ---------
   Total operating costs and expenses                       220,929   206,830
                                                           --------- ---------
Operating Earnings (Loss)                                       (15)   14,286
  Interest income                                                17         9
  Interest expense                                           (4,097)   (4,257)
                                                           --------- ---------
Earnings (Loss) Before Income Taxes                          (4,095)   10,038
  Income tax expense (benefit)                               (1,597)    3,876
                                                           --------- ---------
Earnings (Loss) from Continuing Operations -
  Before Cumulative Effect of Accounting Changes             (2,498)    6,162

Discontinued Operations (Note 2)
  Earnings from operations, net of tax                            -        16
                                                           --------- ---------
Earnings (Loss) Before Cumulative Effect of
  Accounting Changes                                         (2,498)    6,178

Cumulative Effect of Accounting Changes, Net of Tax
  Postretirement benefits-SFAS No. 106                           -    (67,222)
  Income taxes-SFAS No. 109                                      -      1,321
                                                           --------- ---------
Net Earnings (Loss)                                   $      (2,498)  (59,723)
                                                           ========= =========
  Dividend requirements for preferred stock                    (502)     (468)
                                                           --------- ---------
Net Earnings (Loss) Applicable to Common Stock        $      (3,000)  (60,191)
                                                           ========= =========
Earnings (Loss) Per Common Share
  Primary
    Earnings (loss) before cumulative
      effect of accounting changes                    $      (.21)       .39
    Net earnings (loss)                               $      (.21)     (4.07)
  Fully diluted
    Earnings (loss) before cumulative
      effect of accounting changes                    $      (.21)       .37
    Net earnings (loss)                               $      (.21)     (4.07)

Common Shares and Equivalents Outstanding
  Primary                                                    14,537    14,785
  Fully diluted                                              16,368    16,416

Cash Dividends on Common Stock-Per Share              $        .25        .25

   The accompanying notes are an integral part of these statements.


Lukens Inc.
Consolidated Balance Sheets
(Dollars in thousands)

                                                       March       December
                                                      26, 1994     25, 1993
                                                     ----------   ----------
Assets

Current Assets
    Cash and cash equivalents                     $     16,963       11,483
    Receivables, less allowance of $9,752
        in 1994 and $11,444 in 1993                    115,432      114,951
    Inventories
          Products finished and in process             102,753      121,437
          Raw materials                                 28,842       32,596
          Supplies                                       5,469        6,027
                                                     ----------   ----------
                                                       137,064      160,060
    Deferred income taxes                               14,641       15,070
    Prepaid expenses and other                           2,681        6,175
                                                     ----------   ----------
        Total current assets                           286,781      307,739
                                                     ----------   ----------
Plant and Equipment                                    763,860      789,780
  Less accumulated depreciation                        343,508      357,927
                                                     ----------   ----------
    Net plant and equipment                            420,352      431,853
                                                     ----------   ----------
Intangible Assets, net of accumulated amortization
  of $4,336 in 1994 and $9,817 in 1993                  49,925       54,594
Deferred Income Taxes                                   25,708       20,498
Other Assets                                             2,238        2,494
                                                     ----------   ----------
Total Assets                                       $   785,004      817,178
                                                     ==========   ==========

Liabilities and Stockholders' Investment

Current Liabilities
    Accounts payable                               $    85,155       75,540
    Accrued employment costs                            37,021       52,339
    Other accrued expenses                              26,514       28,005
    Current maturities of long-term debt                 7,685        5,821
                                                     ----------   ----------
        Total current liabilities                      156,375      161,705
                                                     ----------   ----------
Long-term Debt (Note 4)                                197,206      220,768
Retirement Benefits
    Pensions                                            20,619       19,055
    Medical and life insurance                         137,314      136,056
Other Liabilities                                       11,463       12,840
                                                     ----------   ----------
        Total Liabilities                              522,977      550,424
                                                     ----------   ----------
Commitments and Contingencies (Note 3)

Stockholders' Investment
    Series preferred stock, 1,000,000 shares authorized
      Series B ESOP convertible preferred
      (538,797 shares outstanding in 1994 and
       541,123 in 1993)                                 32,328       32,467
    Common stock, 40,000,000 shares authorized
      and 15,813,259 issued                                158          158
    Capital in excess of par value                      82,958       82,625
    Earnings invested                                  187,344      193,977
    Foreign currency translation adjustments            (1,077)      (1,641)
    Deferred compensation - ESOP                       (25,139)     (26,209)
    Repurchased stock, at cost (1,266,439 shares
    in 1994 and 1,284,273 in 1993)                     (14,545)     (14,623)
                                                     ----------   ----------
        Total stockholders' investment                 262,027      266,754
                                                     ----------   ----------
Total Liabilities and Stockholders' Investment     $   785,004      817,178
                                                     ==========   ==========

         The accompanying notes are an integral part of these statements.


Lukens Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                         FIRST QUARTER
                                                         13 Weeks Ended
                                                       March       March
                                                      26, 1994    27, 1993
                                                     ----------  ----------
Operating Activity
     Net earnings (loss)                           $    (2,498)    (59,723)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow from Operating Activity
    Depreciation and amortization                       11,735      11,319
    Cumulative effect of accounting changes                 -       65,901
    Income taxes deferred                               (1,977)      1,977
    Provision for uncollectible accounts                 2,037       3,495
    Retirement benefit funding less (greater)
      than expense                                       2,842      (6,997)
    Changes in working capital affecting operations
       Accounts receivable                             (14,407)    (12,571)
       Inventories                                       7,666       2,907
       Prepaid expenses and other                        3,112       1,250
       Accounts payable                                 13,789      10,430
       Accrued expenses                                (19,446)    (10,328)
    Other, net                                            (325)       (149)
                                                     ----------  ----------
       Cash flow from operating activity                 2,528       7,511

Financing Activity
    Long-term debt
       Borrowed                                              -       9,000
       Repaid                                          (20,642)       (444)
    Dividends paid                                      (4,283)     (4,276)
    Proceeds from stock options exercised                  204         843
                                                     ----------  ----------
       Net from (for) financing activity               (24,721)      5,123

Investing Activity
    Capital expenditures                               (20,751)     (6,773)
    Proceeds from sale of assets/subsidiaries           48,063          -
    Other, net                                             361         174
                                                     ----------  ----------
       Net from (for) investing activity                27,673      (6,599)

Cash and Cash Equivalents
    Increase (decrease)                                  5,480       6,035
    Start of period                                     11,483      14,970
                                                     ----------  ----------
       End of period                               $    16,963      21,005
                                                     ==========  ==========

        The accompanying notes are an integral part of these statements.



SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1.   Basis of Presentation

     The financial statements are unaudited but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes in the 1993 Annual Report to Stockholders. Results from any interim period are not necessarily indicative of the results for a full year.

2.   Discontinued Operations

     As part of a program, adopted in 1993, to focus Lukens' resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products
     Group and most subsidiaries in the Diversified Group were reported as discontinued operations.

     In the first quarter of 1994, the safety products and materials-handling subsidiaries were sold. Net proceeds from the sales totaled $46,649, including purchase price adjustments paid in the 1994 second quarter of $1,108. Net assets of these subsidiaries as of year-end 1993 were $46,837.

     Because the 1993 fourth quarter discontinued operations provision included projected results, current year results were charged against the 1993 provision. For the 1994 first quarter, net sales of discontinued operations were $31,043 with a net loss of $350.

     Net sales and income tax expense of the discontinued operations and an earnings per common share reconciliation
     (before the cumulative effect of accounting changes) for the first quarter of 1993 are listed below.

            Net Sales                           $ 35,940
            Income Tax Expense                  $      8

            Earnings Per Common Share - Primary
                 Continuing operations          $    .39
                 Discontinued operations               -
                                                 -------
                                                $    .39
                                                 =======
            Earnings Per Common Share - Fully Diluted
                 Continuing operations          $    .37
                 Discontinued operations               -
                                                 -------
                                                $    .37
                                                 =======

     Net assets of the discontinued operations at the end of the 1994 first quarter were $40,316.

3.   Commitments and Contingencies

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

4.   Subsequent Event

     On April 27, 1994, the Board of Directors approved a proposed shelf registration for $100,000 of Lukens Inc. notes.
     Although there are no immediate plans to issue the notes, they would be available as a financing option for our five-year, $400,000, capital expenditure program that began in 1993 and
     other long-term liquidity needs.   The notes will be
     structured to provide flexibility in maturities, from nine months to 30 years, and in interest rate structures.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          (Dollars in thousands)

Changes in Financial Condition during
the Thirteen Weeks Ended March 26, 1994

Capital Structure

     Cash and cash equivalents totaled $16,963 at the end of the first quarter, an increase of $5,480 from the end of 1993. The increase reflected proceeds from the discontinued operations divestitures, discussed in Note 2, that were invested in cash equivalents and not used to reduce debt. Working capital of $130,406 at the end of the first quarter was down $15,628 from the balance at the end of 1993. Divestitures of the discontinued operations caused a decrease in working capital of $24,238. The current ratio was 1.8 compared to 1.9 at year-end 1993.

     Debt at the end of the first quarter was $204,891, a decrease of $21,698 from year end. The decrease was caused primarily by repayment of short-term notes under our revolving credit agreements from the proceeds of discontinued operations divestitures. Also, a $3,000 industrial revenue bond, collateralized by property owned by one of the discontinued operations, was repaid. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 42.9 percent, which compared to 45.3 percent at year-end 1993.

     On April 27, 1994, the Board of Directors approved a proposed shelf registration for $100,000 of Lukens Inc. notes. Although there are no immediate plans to issue the notes, they would be available as a financing option for our five-year, $400,000, capital expenditure program that began in 1993 and other long-term
liquidity needs.   The notes will be structured to provide
flexibility in maturities, from nine months to 30 years, and in interest rate structures.

Liquidity

     Cash flow from operating activity was $2,528 for the first quarter compared to 1993 cash flow of $7,511. Lower results for the 1994 first quarter contributed to the drop in cash flow from operating activity. Also, first quarter cash flow from operating activity is impacted by incentive compensation payments related to prior-year earnings. Incentive compensation payments in the 1994 first quarter exceeded payments in the 1993 first quarter. We anticipate that cash flow from operating activity will improve over the remainder of the year from lower raw material costs, improving selling prices, and strong shipment levels. Overall, we expect 1994 cash flow from operating activity to be in the range of 1993 cash flow. Order backlog at the end of the quarter totaled $146,824, up 45 percent from the beginning of the year.

     Financing activity required $24,721, including dividend payments of $4,283 and debt repayments of $20,642. Investing activity generated $27,673 with proceeds from the discontinued operations divestitures partially offset by capital expenditures of $20,751.

     Capital expenditure projections for 1994 continue to be high, with expenditures of approximately $141,000 projected. We anticipate funding these expenditures through the combination of cash flow from operations, debt under an existing committed line of credit and proceeds from the sale of discontinued operations.

     In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and maintain a target long-term debt to capital ratio of 35 percent. Because of our aggressive capital expenditure program, however, we anticipate exceeding our target long-term debt to capital ratio until the projected benefits of the program improve cash flow from operations.

Results of Operations for the Quarters Ended
March 26, 1994 and March 27, 1993

Operating Results

     A first quarter operating loss of $15 compared to 1993 first quarter operating earnings of $14,286 reflected lower operating results from both the Lukens Steel Group and the Washington Stainless Group. The Lukens Steel Group recorded a loss for the quarter from production disruptions and maintenance costs caused by severe weather conditions, combined with increased raw material costs. The Washington Stainless Group experienced lower selling prices and an unfavorable shipment mix.

     Sales for the first quarter were $220,914, down slightly from 1993 sales of $221,116. A decrease in sales volume in the Lukens
Steel Group was almost entirely offset by higher sales recorded by the Washington Stainless Group.

Interest Expense

     Interest expense of $4,097 was down 4 percent compared to 1993 expense of $4,257. The decrease was attributable to lower interest rate swap expense and higher amounts of capitalized interest.

Income Taxes

     The effective tax rate was 39.0 percent in 1994 and 38.6 percent in 1993.




Results From Continuing Operations

     A loss from continuing operations of $2,498 was reported in the first quarter 1994 compared to first quarter 1993 earnings of $6,162.

Net Earnings (Loss)

     A net loss of $2,498 was reported in the first quarter compared to 1993 earnings before the cumulative effect of accounting changes of $6,178.


                    Business Group Results



                                                    Operating
                                Net Sales        Earnings (Loss)
                            1Q 1994   1Q 1993   1Q 1994   1Q 1993
                            -------   -------   -------   -------

Lukens Steel             $  107,529   110,419   (1,339)    8,508
Washington Stainless        113,385   110,697    5,290     9,391
Corporate                         -         -   (3,966)   (3,613)
                            -------   -------   -------   -------
                         $  220,914   221,116      (15)   14,286
                            =======   =======   =======   =======

     Lukens Steel Group

     Sales for the first quarter were down 3 percent. Shipments of 172,100 tons in 1994 were down 4 percent from the 180,100 tons shipped in 1993. The 1994 loss compared to 1993 earnings reflected production disruptions and maintenance costs resulting from severe weather conditions and higher scrap costs. Also, a lower-value shipment mix contributed to the earnings decline. We anticipate seeing higher selling prices and lower scrap prices for the remainder of 1994. However, earnings in 1994 are not expected to exceed 1993 earnings.

     Washington Stainless Group

     First quarter earnings were 44 percent lower than 1993 earnings on a 2 percent sales increase. Sales improvements at our service center operations were offset by sales declines in other product lines. Lower selling prices and a lower-value shipment mix contributed to the earnings decline. Selling prices continue to be impacted by increased competition. Shipped tons were 57,800 in 1994 compared to 56,000 in the 1993 first quarter.




                  PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

          Information regarding a proposed shelf registration of Lukens Inc. notes is incorporated herein by reference to Note 4.

Item 4.  Submission of Matters to a Vote of Security Holders.

          The following directors were elected for a term of three years at the Annual Meeting of Stockholders on April 27, 1994:

                   T. Kevin Dunnigan (a)
                        Votes For:                  13,080,793
                        Votes Withheld:                223,842

                   Ronald M. Gross
                        Votes For:                  13,118,848
                        Votes Withheld:                214,074

                   W. Paul Tippett
                        Votes For:                  13,118,030
                        Votes Withheld:                214,892

                   R. W. Van Sant
                        Votes For:                  12,773,588
                        Votes Withheld:                305,737

          (a) T. Kevin Dunnigan was nominated to replace
Frederick R. Dusto who announced his retirement at the Annual
Meeting of Stockholders.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          (11) Statement regarding computation of per share earnings

     (b)  Reports on Form 8-K
          No report on Form 8-K was filed during the quarter ended March 26, 1994.







                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LUKENS INC.


     May 9, 1994        R. W. Van Sant
                        --------------
                        R. W. Van Sant
                        Chairman and Chief Executive Officer


     May 9, 1994        John N. Maier
                        -------------
                        John N. Maier
                        Vice President and Controller




Lukens Inc.                                                       Exhibit 11
Computation of Per Share Earnings
Before Cumulative Effect of Accounting Changes
(Dollars and shares in thousands except per share amounts)



                                                            FIRST QUARTER
                                                         Thirteen Weeks Ended
                                                           March       March
                                                         26, 1994    27, 1993
                                                         ---------   ---------
Primary Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stock          $  (3,000)      5,710
                                                         =========   =========
Shares and equivalents outstanding:
  Weighted average of common shares                        14,537      14,482
  Common stock equivalents -
     Options assuming exercised at average
       market price                                            -  *       303
                                                         ---------   ---------
Weighted average of common shares outstanding
  and equivalents                                          14,537      14,785
                                                         =========   =========
Primary Earnings (Loss) Per Common Share                $   (0.21)       0.39
                                                         =========   =========

Fully Diluted Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stock          $      -        6,028
                                                         =========   =========
Shares and equivalents outstanding:
  Weighted average of common shares                            -       14,482
  Common stock equivalents -
     Options assuming exercised at greater
       of ending or average market price                       -          303
     Assumed conversion of Series B ESOP
       preferred stock                                         -        1,631
                                                         ---------   ---------
Weighted average of common shares outstanding
and equivalents                                                -       16,416
                                                         =========   =========
Fully Diluted Earnings (Loss) Per Common Share          $   (0.21)**     0.37
                                                         =========   =========

*  Not applicable because it would result in an anti-dilutive calculation.
** Fully diluted calculation is not presented because it is anti-dilutive.


Lukens Inc.                                                       Exhibit 11
Computation of Per Share Earnings
After Cumulative Effect of Accounting Changes
(Dollars and shares in thousands except per share amounts)


                                                                     FIRST
                                                                    QUARTER
                                                                    Thirteen
                                                                   Weeks Ended

                                                                      March
                                                                    27, 1993
                                                                    ---------
Primary Earnings Per Common Share

Net earnings (loss) applicable to common stock                    $  (60,191)
                                                                    =========
Shares and equivalents outstanding:
     Weighted average of common shares                                14,482
     Common stock equivalents -
        Options assuming exercised at average market price               303
                                                                    ---------
Weighted average of common shares outstanding and equivalents         14,785
                                                                    =========
Primary Earnings (Loss) Per Common Share                          $    (4.07)
                                                                    =========

Fully Diluted Earnings Per Common Share

Fully Diluted Earnings (Loss) Per Common Share*                   $    (4.07)
                                                                    =========


 * Fully diluted calculation is not presented because it is anti-dilutive.
