Form 10-Q
period 1994-06-25
LUKENS INC /DE/
filed 1994-08-05
CIK 60860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

          /X/   Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                    FOR THE QUARTER ENDED JUNE 25, 1994

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

Yes /X/          No


                  SHARES OUTSTANDING AS OF AUGUST 2, 1994
                 Common Stock, $.01 Par Value, 14,613,484




                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Lukens Inc.
Consolidated Statements of Earnings
(Dollars & shares in thousands except per share amounts)

                                         SECOND QUARTER      YEAR-TO-DATE
                                         13 Weeks Ended     26 Weeks Ended
                                          June     June      June     June
                                        25, 1994 26, 1993  25, 1994 26, 1993
                                        -------- --------  -------- --------
Net Sales                            $  242,212  226,871   463,126  447,987
Operating Costs and Expenses
  Cost of products sold                 213,595  196,407   421,345  390,448
  Selling and administrative expenses    13,893   13,286    27,072   26,075
                                        -------- --------  -------- --------
   Total operating costs and expenses   227,488  209,693   448,417  416,523
                                        -------- --------  -------- --------
Operating Earnings                       14,724   17,178    14,709   31,464
  Interest income                             1       16        18       25
  Interest expense                       (3,915)  (4,067)   (8,012)  (8,324)
                                        -------- --------  -------- --------
Earnings Before Income Taxes             10,810   13,127     6,715   23,165
  Income tax expense                      4,216    5,095     2,619    8,971
                                        -------- --------  -------- --------
Earnings from Continuing Operations-
  Before Cumulative Effect of
    1993 Accounting Changes               6,594    8,032     4,096   14,194

Discontinued Operations (Note 2)
  Earnings from operations, net of tax       -     1,497        -     1,513
                                        -------- --------  -------- --------
Earnings Before Cumulative Effect
  of 1993 Accounting Changes              6,594    9,529     4,096   15,707

Cumulative Effect of 1993 Accounting
  Changes, Net of Tax
    Postretirement benefits-SFAS No. 106     -        -         -   (67,222)
    Income taxes-SFAS No. 109                -        -         -     1,321
                                        -------- --------  -------- --------
Net Earnings (Loss)                  $    6,594    9,529     4,096  (50,194)
                                        ======== ========  ======== ========
  Dividend requirements for
    preferred stock                        (503)    (472)   (1,005)    (940)
                                        -------- --------  -------- --------
Net Earnings (Loss) Applicable
  to Common Stock                    $    6,091    9,057     3,091  (51,134)
                                        ======== ========  ======== ========
Earnings (Loss) Per Common Share
  Primary
    Earnings before cumulative effect
      of 1993 accounting changes     $     .41      .61       .21      1.00
    Net earnings (loss)              $     .41      .61       .21     (3.46)
  Fully diluted
    Earnings before cumulative effect
      of 1993 accounting changes     $     .39      .57       .21      .94
    Net earnings (loss)              $     .39      .57       .21     (3.46)

Common Shares and Equivalents Outstanding
  Primary                                14,695   14,810    14,721   14,797
  Fully diluted                          16,301   16,439    16,334   16,427

Cash Dividends on Common Stock-
  Per Share                          $     .25      .25       .50      .50

       The accompanying notes are an integral part of these statements.



Lukens Inc.
Consolidated Balance Sheets
(Dollars in thousands)

                                                        June       December
                                                      25, 1994     25, 1993
                                                     ----------   ----------
Assets

Current Assets
    Cash and cash equivalents                     $      5,211       11,483
    Receivables, less allowance of $10,351
        in 1994 and $11,444 in 1993                    124,266      114,951
    Inventories
          Products finished and in process              96,108      121,437
          Raw materials                                 30,487       32,596
          Supplies                                       4,884        6,027
                                                     ----------   ----------
                                                       131,479      160,060
    Deferred income taxes                               14,641       15,070
    Prepaid expenses and other                           2,872        6,175
                                                     ----------   ----------
        Total current assets                           278,469      307,739
                                                     ----------   ----------
Plant and Equipment                                    792,851      789,780
  Less accumulated depreciation                        353,038      357,927
                                                     ----------   ----------
    Net plant and equipment                            439,813      431,853
                                                     ----------   ----------
Intangible Assets, net of accumulated amortization
  of $4,892 in 1994 and $9,817 in 1993                  51,487       54,594
Deferred Income Taxes                                   24,040       20,498
Other Assets                                             3,122        2,494
                                                     ----------   ----------
Total Assets                                       $   796,931      817,178
                                                     ==========   ==========

Liabilities and Stockholders' Investment

Current Liabilities
    Accounts payable                               $    84,006       75,540
    Accrued employment costs                            41,674       52,339
    Other accrued expenses                              29,157       28,005
    Current maturities of long-term debt                 7,302        5,821
                                                     ----------   ----------
        Total current liabilities                      162,139      161,705
                                                     ----------   ----------
Long-term Debt (Note 3)                                195,426      220,768
Retirement Benefits
    Pensions                                            24,342       19,055
    Medical and life insurance                         139,081      136,056
Other Liabilities                                       10,288       12,840
                                                     ----------   ----------
        Total Liabilities                              531,276      550,424
                                                     ----------   ----------
Commitments and Contingencies (Note 4)

Stockholders' Investment
    Series preferred stock, 1,000,000 shares authorized
      Series B ESOP convertible preferred
      (532,774 shares outstanding in 1994 and
       541,123 in 1993)                                 31,966       32,467
    Common stock, 40,000,000 shares authorized
      and 15,813,259 issued                                158          158
    Capital in excess of par value                      83,307       82,625
    Earnings invested                                  189,796      193,977
    Foreign currency translation adjustments            (1,013)      (1,641)
    Deferred compensation - ESOP                       (24,348)     (26,209)
    Repurchased stock, at cost (1,237,346 shares
    in 1994 and 1,284,273 in 1993)                     (14,211)     (14,623)
                                                     ----------   ----------
        Total stockholders' investment                 265,655      266,754
                                                     ----------   ----------
Total Liabilities and Stockholders' Investment     $   796,931      817,178
                                                     ==========   ==========

         The accompanying notes are an integral part of these statements.


Lukens Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                          YEAR-TO-DATE
                                                         26 Weeks Ended
                                                        June        June
                                                      25, 1994    26, 1993
                                                     ----------  ----------
Operating Activity
     Net earnings (loss)                           $     4,096     (50,194)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow from Operating Activity
    Depreciation and amortization                       22,747      22,467
    Cumulative effect of 1993 accounting changes            -       65,901
    Income taxes deferred                                 (309)        371
    Provision for uncollectible accounts                 5,084       6,593
    Retirement benefit funding less (greater)
      than expense                                       7,254      (3,748)
    Changes in working capital affecting operations
       Accounts receivable                             (26,288)    (13,484)
       Inventories                                      13,251       6,996
       Prepaid expenses and other                        2,921      (2,569)
       Accounts payable                                 12,648       9,902
       Accrued expenses                                (14,303)     (5,537)
    Other, net                                             (64)        320
                                                     ----------  ----------
       Cash flow from operating activity                27,037      37,018

Financing Activity
    Long-term debt
       Borrowed                                             -        9,000
       Repaid                                          (22,029)    (14,890)
    Dividends paid                                      (8,568)     (8,553)
    Proceeds from stock options exercised                  478       1,361
                                                     ----------  ----------
       Net for financing activity                      (30,119)    (13,082)

Investing Activity
    Capital expenditures                               (50,569)    (21,575)
    Proceeds from sale of assets/subsidiaries           46,967          -
    Other, net                                             412        (147)
                                                     ----------  ----------
       Net for investing activity                       (3,190)    (21,722)

Cash and Cash Equivalents
    Increase (decrease)                                 (6,272)      2,214
    Start of period                                     11,483      14,970
                                                     ----------  ----------
       End of period                               $     5,211      17,184
                                                     ==========  ==========

        The accompanying notes are an integral part of these statements.




SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1.  Basis of Presentation

    The financial statements are unaudited but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes in the 1993 Annual Report to Stock-holders. Results from any interim period are not necessarily indicative of the results for a full year.

2.  Discontinued Operations

    As part of a program, adopted in 1993, to focus Lukens' resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group were reported as discontinued operations.

    In the first quarter of 1994, the safety products and materials-handling subsidiaries were sold. Net proceeds from the sales totaled $46,649. Net assets of these subsidiaries as of year-end 1993 were $46,837.

    In 1994, earnings from discontinued operations and divestiture gains or losses are being charged against the discontinued operations loss provision established in the fourth quarter of 1993. Second quarter 1994 net sales and net loss taken to the provision were $15,537 and $291, respectively. For the 1994 first half, net sales of discontinued operations were $46,580 with a net loss of $641, excluding a small net gain on divestitures.

    Net sales and income tax expense of the discontinued operations and an earnings per common share reconciliation (before the cumulative effect of accounting changes) for 1993 are as follows.

                                         2Q 1993    YTD 1993
                                         -------    --------
    Net Sales                           $ 47,101      83,041
    Income Tax Expense                  $    895         903
    Earnings Per Common Share - Primary
         Continuing operations          $    .51         .90
         Discontinued operations             .10         .10
                                         -------     -------
                                        $    .61        1.00
                                         -------     -------
    Earnings Per Common Share - Fully Diluted
         Continuing operations          $    .48         .85
         Discontinued operations             .09         .09
                                         -------     -------
                                        $    .57         .94
                                         -------     -------

    Net assets of the remaining discontinued operations at the end of the 1994 second quarter were $40,002.

3.  Long-term Debt

    During June, a shelf registration for $100,000 of Lukens Inc. notes was completed. Although there are no immediate plans to issue the notes, they are available as a financing option for our five-year, $400,000 capital expenditure program that began in
    1993 and other long-term liquidity needs.   The notes are
    structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

4.  Commitments and Contingencies

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



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         (Dollars in thousands)

Changes in Financial Condition during
the Twenty-six Weeks Ended June 25, 1994

Capital Structure

Cash and cash equivalents totaled $5,211 at the end of the second quarter, a decrease of $6,272 from the end of 1993. Working capital of $116,330 was down $29,704 from the balance at the end of 1993. Divestitures of certain discontinued operations caused a decrease in working capital of $24,238. The current ratio was 1.7 compared to 1.9 at year-end 1993.

Debt at the end of the second quarter was $202,728, a decrease of $23,861 from the beginning of the year. The decrease was caused primarily by repayment of short-term notes under our revolving credit agreements. Also, a $3,000 industrial revenue bond, collateralized by property owned by one of the discontinued operations, was repaid. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 42.4 percent, which compared to 45.3 percent at year-end 1993.

During June 1994, a shelf registration for $100,000 of Lukens Inc. notes was completed. Although there are no immediate plans to issue the notes, they are available as a financing option for our five-year, $400,000 capital expenditure program that began in 1993 and other long-term liquidity needs. The notes are structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

Liquidity

Cash flow from operating activity was $27,037 for the first half of the year compared to 1993 cash flow of $37,018. Lower results for the 1994 first half and increased working capital requirements contributed to the drop in cash flow from operating activity. We anticipate that cash flow from operating activity will continue to benefit from strong shipment levels, evidenced by an order backlog at the end of the quarter that totaled $192,797, up 90 percent from the beginning of the year. The favorable effect of higher shipment levels is expected to be offset by a lower-value shipment mix and lower selling prices in the Washington Stainless Group. Higher scrap costs in the Lukens Steel Group are also expected to be a negative factor. Overall, we expect 1994 cash flow from operating activity to be in the range of 1993 cash flow.

Currently, the Washington Stainless Group is operating at full melting capacity. Expansion of stainless steel melting, as part of our capital expenditure program, will enable Lukens to better meet this demand.

Financing activity required $30,119, including dividend payments of $8,568 and debt repayments of $22,029. Investing activity required $3,190 with proceeds from the discontinued operations divestitures offset by capital expenditures of $50,569.

Capital expenditure projections for 1994 continue to be high, with expenditures of approximately $138,000 projected. We anticipate funding the balance of these expenditures through the combination of cash flow from operations, debt under an existing committed line of credit and proceeds from the sale of discontinued operations.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and maintain a target long-term debt to capital ratio of 35 percent. Because of our aggressive capital expenditure program, however, we anticipate exceeding our target long-term debt to capital ratio until the projected benefits of the program improve cash flow from operations. Start-up of the plate and sheet processing system at our Conshohocken, Pennsylvania facility, originally scheduled for late in 1994, has been delayed until the end of the 1995 first quarter. The benefits of this system, including lower production costs and an expanded product range, will likely not be realized until late in 1995.

Results of Operations for the Quarters Ended
June 25, 1994 and June 26, 1993

Operating Results

Second quarter operating earnings of $14,724 were 14 percent below 1993 earnings of $17,178. Both business groups reported lower results for the quarter. Lower earnings in the Lukens Steel Group primarily reflected higher scrap costs and a lower-value shipment mix, partially offset by improved selling prices. In the Washington Stainless Group, lower selling prices in sheet and strip products and a lower-value shipment mix contributed to a decrease in earnings.

Sales for the second quarter were $242,212, up 7 percent from 1993 sales of $226,871, with both business groups contributing to the increase.

Interest Expense

Interest expense of $3,915 was down 4 percent compared to 1993 expense of $4,067. The decrease was attributable to lower interest rate swap expense and lower debt levels.

Income Taxes

The effective tax rate was 39.0 percent in 1994 and 38.8 percent in 1993.

Results From Continuing Operations

Lower operating results caused a decrease in earnings from continuing operations of 18 percent, from $8,032 in 1993 to $6,594 in 1994.

Discontinued Operations

Earnings from discontinued operations of $1,497 were recognized in 1993. In 1994, earnings from discontinued operations are being charged against the loss provision established in the fourth quarter of 1993. For more information on discontinued operations, see Note 2.

Net Earnings

Net earnings of $6,594 were down 31 percent compared to $9,529 in 1993.

Business Group Results
                                                    Operating
                                Net Sales        Earnings (Loss)
                            -----------------   -----------------
                            2Q 1994   2Q 1993   2Q 1994   2Q 1993
                            -------   -------   -------   -------
Lukens Steel             $  122,391   116,721    9,012    10,612
Washington Stainless        123,203   110,150    9,737    10,797
Corporate                         -         -   (4,025)   (4,231)
Inter-group eliminations   (  3,382)        -        -         -
                           --------- --------- --------  --------
                         $  242,212   226,871   14,724    17,178
                           --------- --------- --------  --------

    Lukens Steel Group

    Sales for the second quarter were up 5 percent. Improved selling prices and higher shipment volumes were the primary causes for the sales increase. Shipments of 190,900 tons in 1994 were up
    3 percent from the 184,700 tons shipped in 1993. Despite the increase in sales, earnings declined 15 percent. Margins were impacted by higher scrap costs, which peaked early in the second quarter, and a lower-value shipment mix. Although scrap costs have recently declined, these costs are expected to remain at relatively high levels.

    Washington Stainless Group

    Second quarter sales were up 12 percent with higher shipment levels of sheet, strip, and plate products, combined with improved service center sales, contributing to the sales increase. Shipped tons were 66,600 in 1994 compared to 54,700 in the 1993 second quarter. Despite the improved sales volume, earnings were impacted by lower selling prices in sheet and strip products and a lower-value shipment mix. Production efficiencies and higher selling prices are anticipated to improve earnings in the second half.

Results of Operations for the Twenty-six Weeks Ended
June 25, 1994 and June 26, 1993

Operating Results

Year-to-date operating earnings of $14,709 compared to 1993 earnings of $31,464. Lower operating results were reported by both business groups. The Lukens Steel Group reported significantly lower results because of production disruptions and maintenance costs caused by severe weather conditions in the first quarter of 1994, combined with increased scrap costs and a lower-value shipment mix. The Washington Stainless Group experienced lower selling prices in sheet and strip products and a lower-value shipment mix.

Year-to-date sales were up 3 percent, from $447,987 in 1993 to $463,126 in 1994. Most of the sales increase was attributable to the Washington Stainless Group which benefited from increased shipped tons.

Interest Expense

Interest expense of $8,012 was down 4 percent from 1993 expense of $8,324. The decrease was attributable to lower interest rate swap expense and higher amounts of capitalized interest.

Income Taxes

The effective tax rate was 39.0 percent in 1994 and 38.7 percent in 1993.

Results From Continuing Operations

Lower operating earnings, particularly in the first quarter of 1994, translated into a 71 percent decrease in earnings from continuing operations. Earnings of $4,096 were reported in the first half of 1994 compared to 1993 earnings of $14,194.

Discontinued Operations

Earnings from discontinued operations of $1,513 were recognized in the first half of 1993. In 1994, earnings from discontinued operations are being charged against the loss provision established in the fourth quarter of 1993. For more information on discontinued operations, see
Note 2.

Net Earnings

Net earnings of $4,096 were reported in the 1994 first half. In 1993, earnings, before the cumulative effect of accounting changes, were $15,707.


Business Group Results

                                                    Operating
                               Net Sales        Earnings (Loss)
                           ------------------  ------------------
                           YTD 1994  YTD 1993  YTD 1994  YTD 1993
                           --------  --------  --------  --------
Lukens Steel             $  232,552   227,140    7,673    19,120
Washington Stainless        236,620   220,847   15,027    20,188
Corporate                         -         -   (7,991)   (7,844)
Inter-group eliminations   (  6,046)        -        -         -
                           --------- --------- --------  --------
                         $  463,126   447,987   14,709    31,464
                           --------- --------- --------  --------

    Lukens Steel Group

    Sales for the first half of 1994 benefited from higher selling prices and were 2 percent higher than 1993 sales. Shipments of 363,000 tons in 1994 remained essentially unchanged from the 364,800 tons shipped in 1993. Despite the improved sales, first half earnings declined 60 percent. The decline resulted from several factors including higher scrap costs, which peaked early in the second quarter, and a lower-value shipment mix. Also, first quarter production disruptions and maintenance costs were experienced due to severe weather conditions. Although scrap costs have recently declined, these costs are expected to remain at relatively high levels. Earnings in 1994 are not expected to exceed 1993 earnings before fourth quarter charges.

    Washington Stainless Group

    Year-to-date 1994 sales were up 7 percent. Sales improvements at our service center operations and increased sales volumes in sheet, strip, and plate products, were partially offset by lower selling prices on these products. Shipped tons were 124,400 in 1994 compared to 110,700 in 1993. Despite the higher shipment volume, lower selling prices and a lower-value shipment mix contributed to an earnings decline of 26 percent. Production efficiencies and higher selling prices are anticipated to improve earnings in the second half. For the year, earnings are anticipated to be in the range of 1993 earnings.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Lukens has been identified by the United States Environmental Protection Agency as a "potentially responsible party," under Federal Superfund law, at certain waste disposal sites. The company's exposure to remediation costs at these sites is dependent upon several factors including changing laws and regulations, the availability and application of technology, the allocation of costs among all potentially responsible parties, the method of remediation selected, and the length of time involved in remediation. Exposure is expected to be limited based on the number and financial strength of other potentially responsible parties and the volumes of waste which might be attributable to Lukens. Any costs incurred for clean-up of these sites will likely be paid out over several years. In the opinion of management, any liability, over amounts already accrued, will not have a material adverse effect on the company's financial position.

         As of July 31, 1994, 114 of the approximately 350 workers' compensation claimants who had alleged hearing loss against Lukens Steel Company released their claims and received payments.

Item 2.  Changes in Securities.

         Information regarding a shelf registration of Lukens Inc. notes is incorporated herein by reference to Note 3.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
         (11) Statement regarding computation of per share earnings

    (b)  Reports on Form 8-K
         No report on Form 8-K was filed during the quarter ended
         June 25, 1994.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LUKENS INC.




    August 4, 1994               R. W. Van Sant
                                 -----------------------------
                                 R. W. Van Sant
                                 Chairman and Chief Executive
                                 Officer




    August 4, 1994               John N. Maier
                                 -----------------------------
                                 John N. Maier
                                 Vice President and Controller





                                                               Exhibit 11

Lukens Inc.
Computation of Primary Earnings Per Common Share
(Dollars and shares in thousands except per share amounts)

                                           SECOND QUARTER     YEAR-TO-DATE
                                           13 Weeks Ended    26 Weeks Ended
                                           June     June     June     June
                                         25, 1994 26, 1993 25, 1994 26, 1993
                                         -------- -------- -------- --------
Net earnings (loss) applicable to
common stock
  Earnings before cumulative effect
    of 1993 accounting changes         $   6,594    9,529    4,096   15,707
  ESOP dividend requirements
    Preferred stock dividends declared      (639)    (651)  (1,286)  (1,303)
    Tax benefit on dividends                 136      179      281      363
                                         -------- -------- -------- --------
  Earnings before cumulative effect
       of 1993 accounting changes
       applicable to common stock          6,091    9,057    3,091   14,767
  Cumulative effect of 1993 accounting
    changes                                   -        -        -   (65,901)
                                         -------- -------- -------- --------
  Net earnings (loss) applicable
    to common stock                    $   6,091    9,057    3,091  (51,134)
                                         ======== ======== ======== ========
Weighted average number of common
shares and equivalents outstanding
  Weighted average number of common
    shares outstanding                    14,560   14,505   14,548   14,493
  Common stock equivalents:
    Stock options, assuming exercised
      at average market price                135      305      173      304
                                         -------- -------- -------- --------
  Weighted average number of common
  shares and equivalents outstanding      14,695   14,810   14,721   14,797
                                         ======== ======== ======== ========
Primary earnings per common share
  Earnings before cumulative effect
    of 1993 accounting changes         $    0.41     0.61     0.21     1.00
  Cumulative effect of 1993
    accounting changes                        -        -        -     (4.46)
                                         -------- -------- -------- --------
  Net earnings (loss)                  $    0.41     0.61     0.21    (3.46)
                                         ======== ======== ======== ========

                                                               Exhibit 11
Lukens Inc.
Computation of Fully Diluted Earnings Per Common Share
(Dollars and shares in thousands except per share amounts)

                                           SECOND QUARTER     YEAR-TO-DATE
                                           13 Weeks Ended    26 Weeks Ended
                                           June     June     June     June
                                         25, 1994 26, 1993 25, 1994 26, 1993
                                         -------- -------- -------- --------
Net earnings (loss) applicable to
common stock
  Earnings before cumulative effect
    of 1993 accounting changes         $   6,594    9,529    4,096   15,707
  Incremental cash contribution to
    the ESOP assuming conversion of
    preferred stock to common               (240)    (244)    (482)    (488)
  Tax benefit on the incremental
    cash contribution                         84       93      169      187
                                         -------- -------- -------- --------
  Earnings before cumulative effect
    of 1993 accounting changes
    applicable to common stock             6,438    9,378    3,783   15,406
  Cumulative effect of 1993
    accounting changes                        -        -        -   (65,901)
                                         -------- -------- -------- --------
  Net earnings (loss) applicable
    to common stock                    $   6,438    9,378    3,783  (50,495)
                                         ======== ======== ======== ========
Weighted average number of common
shares and equivalents outstanding
  Weighted average number of common
    shares outstanding                    14,560   14,505   14,548   14,493
  Common stock equivalents:
    Stock options, assuming exercised
      at greater of ending or average
      market price                           135      307      173      305
    Series B ESOP preferred stock          1,606    1,627    1,613    1,629
                                         -------- -------- -------- --------
  Weighted average number of common
  shares and equivalents outstanding      16,301   16,439   16,334   16,427
                                         ======== ======== ======== ========

Fully diluted earnings per common share
  Earnings before cumulative effect
       of 1993 accounting changes      $    0.39     0.57     0.21 *   0.94
                                         ======== ======== ======== ========
  Net earnings (loss)                  $    0.39     0.57     0.21 *  (3.46)*
                                         ======== ======== ======== ========
* Calculation results in an improvement over primary earnings per share.
  As a result, fully diluted earnings per share equals primary earnings per share.