Form 10-Q
period 1994-09-24
LUKENS INC /DE/
filed 1994-11-03
CIK 60860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

          /X/   Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                 FOR THE QUARTER ENDED SEPTEMBER 24, 1994

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

Yes /X/          No


                 SHARES OUTSTANDING AS OF NOVEMBER 1, 1994
                 Common Stock, $.01 Par Value, 14,622,494




                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Lukens Inc.
Consolidated Statements of Earnings
(Dollars & shares in thousands except per share amounts)

                                         THIRD QUARTER       YEAR-TO-DATE
                                        13 Weeks Ended      39 Weeks Ended
                                       September September September September
                                       24, 1994  25, 1993  24, 1994  25, 1993
                                       --------  --------  --------  --------
Net Sales                           $  231,463   211,405   694,589   659,392
Operating Costs and Expenses
  Cost of products sold                202,959   183,776   624,304   574,224
  Selling and administrative expenses   12,595    14,709    39,667    40,784
                                       --------  --------  --------  --------
   Total operating costs and expenses  215,554   198,485   663,971   615,008
                                       --------  --------  --------  --------
Operating Earnings                      15,909    12,920    30,618    44,384
  Interest income                           15        10        33        35
  Interest expense                      (3,846)   (4,061)  (11,858)  (12,385)
                                       --------  --------  --------  --------
Earnings Before Income Taxes            12,078     8,869    18,793    32,034
  Income tax expense (Note 4)            4,710     3,097     7,329    12,068
                                       --------  --------  --------  --------
Earnings from Continuing Operations-
  Before Cumulative Effect of
    1993 Accounting Changes              7,368     5,772    11,464    19,966

Discontinued Operations (Note 2)
  Earnings from operations, net of tax      -      2,177        -      3,690
                                       --------  --------  --------  --------
Earnings Before Cumulative Effect
  of 1993 Accounting Changes             7,368     7,949    11,464    23,656

Cumulative Effect of 1993 Accounting
  Changes, Net of Tax
    Postretirement benefits-SFAS No. 106    -         -         -    (67,222)
    Income taxes-SFAS No. 109               -         -         -      1,321
                                       --------  --------  --------  --------
Net Earnings (Loss)                 $    7,368     7,949    11,464   (42,245)
                                       ========  ========  ========  ========
  Dividend requirements for
    preferred stock                       (498)     (463)   (1,503)   (1,403)
                                       --------  --------  --------  --------
Net Earnings (Loss) Applicable
  to Common Stock                   $    6,870     7,486     9,961   (43,648)
                                       ========  ========  ========  ========
Earnings (Loss) Per Common Share
  Primary
    Earnings before cumulative effect
      of 1993 accounting changes    $     0.47      0.51      0.68      1.50
    Net earnings (loss)             $     0.47      0.51      0.68     (2.95)
  Fully diluted
    Earnings before cumulative effect
      of 1993 accounting changes    $     0.44      0.48      0.67      1.41
    Net earnings (loss)             $     0.44      0.48      0.67     (2.95)

Common Shares and Equivalents Outstanding
  Primary                               14,774    14,799    14,739    14,798
  Fully diluted                         16,356    16,425    16,342    16,427

Cash Dividends on Common Stock-
  Per Share                         $     0.25      0.25      0.75      0.75

       The accompanying notes are an integral part of these statements.


Lukens Inc.
Consolidated Balance Sheets
(Dollars in thousands)

                                                     September     December
                                                      24, 1994     25, 1993
                                                     ----------   ----------
Assets

Current Assets
    Cash and cash equivalents                     $     10,647       11,483
    Receivables, less allowance of $10,800
        in 1994 and $11,444 in 1993                    132,045      114,951
    Inventories
          Products finished and in process              94,039      121,437
          Raw materials                                 29,135       32,596
          Supplies                                       4,883        6,027
                                                     ----------   ----------
                                                       128,057      160,060
    Deferred income taxes                               14,641       15,070
    Prepaid expenses and other                           4,547        6,175
                                                     ----------   ----------
        Total current assets                           289,937      307,739
                                                     ----------   ----------
Plant and Equipment                                    809,930      789,780
  Less accumulated depreciation                        360,602      357,927
                                                     ----------   ----------
    Net plant and equipment                            449,328      431,853
                                                     ----------   ----------
Intangible Assets, net of accumulated amortization
  of $5,447 in 1994 and $9,817 in 1993                  49,761       54,594
Deferred Income Taxes                                   21,362       20,498
Other Assets                                             2,456        2,494
                                                     ----------   ----------
Total Assets                                       $   812,844      817,178
                                                     ==========   ==========

Liabilities and Stockholders' Investment

Current Liabilities
    Accounts payable                               $    79,414       75,540
    Accrued employment costs                            46,298       52,339
    Other accrued expenses                              26,073       28,005
    Current maturities of long-term debt                 7,055        5,821
                                                     ----------   ----------
        Total current liabilities                      158,840      161,705
                                                     ----------   ----------
Long-term Debt (Note 3)                                209,688      220,768
Retirement Benefits
    Pensions                                            23,252       19,055
    Medical and life insurance                         140,580      136,056
Other Liabilities                                       10,571       12,840
                                                     ----------   ----------
        Total Liabilities                              542,931      550,424
                                                     ----------   ----------
Commitments and Contingencies (Note 5)

Stockholders' Investment
    Series preferred stock, 1,000,000 shares authorized
      Series B ESOP convertible preferred
      (519,273 shares outstanding in 1994 and
       541,123 in 1993)                                 31,156       32,467
    Common stock, 40,000,000 shares authorized
      and 15,813,259 issued                                158          158
    Capital in excess of par value                      83,751       82,625
    Earnings invested                                  193,017      193,977
    Foreign currency translation adjustments              (903)      (1,641)
    Deferred compensation - ESOP                       (23,557)     (26,209)
    Repurchased stock, at cost (1,193,613 shares
    in 1994 and 1,284,273 in 1993)                     (13,709)     (14,623)
                                                     ----------   ----------
        Total stockholders' investment                 269,913      266,754
                                                     ----------   ----------
Total Liabilities and Stockholders' Investment     $   812,844      817,178
                                                     ==========   ==========

         The accompanying notes are an integral part of these statements.


Lukens Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                          YEAR-TO-DATE
                                                         39 Weeks Ended
                                                     September   September
                                                      24, 1994    25, 1993
                                                     ----------  ----------
Operating Activity
     Net earnings (loss)                           $    11,464     (42,245)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow from Operating Activity
    Depreciation and amortization                       33,223      34,046
    Cumulative effect of 1993 accounting changes            -       65,901
    Income taxes deferred                                2,369       1,355
    Provision for uncollectible accounts                 7,852      10,413
    Retirement benefit funding less (greater)
      than expense                                      10,251      (1,784)
    Changes in working capital affecting operations
       Accounts receivable                             (36,835)    (15,462)
       Inventories                                      16,593       1,637
       Prepaid expenses and other                        1,246      (5,715)
       Accounts payable                                  8,072       5,671
       Accrued expenses                                (12,932)     (4,577)
    Other, net                                          (1,083)        969
                                                     ----------  ----------
       Cash flow from operating activity                40,220      50,209

Financing Activity
    Long-term debt
       Borrowed                                         15,100      17,415
       Repaid                                          (22,338)    (15,337)
    Dividends paid                                     (12,860)    (12,832)
    Proceeds from stock options exercised                  581       1,545
                                                     ----------  ----------
       Net for financing activity                      (19,517)     (9,209)

Investing Activity
    Capital expenditures                               (79,116)    (39,969)
    Proceeds from sale of assets/subsidiaries           57,182          -
    Other, net                                             395        (207)
                                                     ----------  ----------
       Net for investing activity                      (21,539)    (40,176)

Cash and Cash Equivalents
    Increase (decrease)                                   (836)        824
    Start of period                                     11,483      14,970
                                                     ----------  ----------
       End of period                               $    10,647      15,794
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

  At the end of the third quarter, net proceeds from the divestiture of discontinued operations totaled $56,649. Net assets of these subsidiaries at year-end 1993 were $56,225. Subsequent to the end of the third quarter, the cathodic protection subsidiary was sold. With that sale, one subsidiary, our pipe-coating business, remains from the 1993 discontinued operations. This subsidiary is actively being marketed.

  In 1994, results from discontinued operations and divestiture gains or losses are being charged against the discontinued operations loss provision established in the fourth quarter of 1993.
  Operating results for the third quarter 1994 included net sales of $17,540 and net earnings of $225. Year-to-date 1994 operating results included net sales of $64,120 and a net loss of $416.

  Net sales and income tax expense of the discontinued operations and an earnings per common share reconciliation (before the cumulative effect of accounting changes) for 1993 are as follows.

                                       3Q 1993     YTD 1993
                                       --------    --------
  Net Sales                           $ 47,768     130,809
                                       ========    ========
  Income Tax Expense                  $  1,398       2,301
                                       ========    ========
  Earnings Per Common Share - Primary
       Continuing operations          $    .36        1.25
       Discontinued operations             .15         .25
                                       --------    --------
                                      $    .51        1.50
                                       ========    ========
  Earnings Per Common Share - Fully Diluted
       Continuing operations          $    .35        1.19
       Discontinued operations             .13         .22
                                       --------    --------
                                      $    .48        1.41
                                       ========    ========

  Net assets of the remaining discontinued operations at the end of the 1994 third quarter were $33,551.

3.     Long-term Debt
  During the third quarter of 1994, the term of our revolving credit agreements was extended one year until September 30, 1997. These agreements provide a $125,000 committed line of credit.

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

4.     Income Tax Expense
  In the third quarter of 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted. The act increased the top corporate tax rate from 34 percent to 35 percent effective retroactive to January 1, 1993. As a result of the increase, income tax expense from continuing operations in the 1993 third quarter was reduced by $727 from the revaluation of deferred tax assets and liabilities. Also recognized in the third quarter income tax expense was the retroactive impact of the higher tax rate.

5.     Commitments and Contingencies
  The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety, environmental issues and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
       (Dollars in thousands)

Changes in Financial Condition during
the Thirty-nine Weeks Ended September 24, 1994

Capital Structure

Cash and cash equivalents totaled $10,647 at the end of the third quarter, a decrease of $836 from the end of 1993. Working capital of $131,097 was down $14,937 from the balance at the end of 1993. Divestitures of certain discontinued operations caused a decrease in working capital of $24,449. The current ratio was 1.8 compared to 1.9 at year-end 1993.

Debt at the end of the third quarter was $216,743, a decrease of $9,846 from the beginning of the year. The decrease included repayments of short-term notes under our revolving credit agreements and repayment of a $3,000 industrial revenue bond, collateralized by property owned by one of the discontinued operations. The ratio of long-term debt to capital (long-term debt plus stockholders' invest-ment) was 43.7 percent, which compared to 45.3 percent at year-end 1993.

During June 1994, a shelf registration for $100,000 of Lukens Inc. notes was completed. Although there are no immediate plans to issue the notes, they are available as a financing option for our five-year, $400,000 capital expenditure program that began in 1993 and other
long-term liquidity needs.   The notes are structured to provide
Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures. During the third quarter of 1994, the term of our revolving credit agreements was extended one year until September 30, 1997. These agreements provide a $125,000 committed line of credit.

Liquidity

Cash flow from operating activity was $40,220 for the first three quarters of the year compared to 1993 cash flow of $50,209. Lower results in 1994 and increased working capital requirements contributed to the drop in cash flow from operating activity. We anticipate that cash flow from operating activity will continue to benefit from improving selling prices in the Lukens Steel Group and strong shipment levels, evidenced by an order backlog that totaled $162,637, up 60 percent from the beginning of the year and 64 percent from the same period last year. Higher scrap costs in the Lukens Steel Group combined with lower selling prices and a less-profitable shipment mix in the Washington Stainless Group are negative factors to cash flow from operating activity in 1994. Overall, we expect 1994 cash flow from operating activity to be in the range of 1993 cash flow.

Currently, the Washington Stainless Group is operating at full melting capacity. Expansion of stainless steel melting, as part of our capital expenditure program, will enable Lukens to better meet this demand and match the anticipated long-term growth in stainless markets.

Financing activity required $19,517 including dividend payments of $12,860 and net debt repayments of $7,238. Investing activity required $21,539 with proceeds from the discontinued operations divestitures offset by capital expenditures of $79,116.

Capital expenditures in 1994 continue to be high, with expenditures of approximately $127,000 projected. We anticipate funding the balance of these expenditures through the combination of cash flow from operations and proceeds from the sale of discontinued operations.

Start-up of the plate and sheet processing system at our facility in Conshohocken, Pennsylvania, originally scheduled for late in 1994, has been delayed until the end of the 1995 first quarter. 1995 earnings will be limited by start-up expenses and production disruptions from this project. The benefits of this system, including lower production costs and an expanded product range, will likely not be realized until late in 1995.

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

Results of Operations for the Quarters Ended
September 24, 1994 and September 25, 1993

Operating Results

Third quarter operating earnings of $15,909 were 23 percent above 1993 earnings of $12,920. Both business groups reported higher results for the quarter. Higher earnings in the Lukens Steel Group primarily reflected improved selling prices partially offset by higher scrap costs. In the Washington Stainless Group, improved sales volume and higher service center earnings contributed to an earnings improvement. Corporate reported lower expenses for the quarter primarily due to severance expenses recorded in 1993.

Sales for the third quarter were $231,463, up 9 percent from 1993 sales of $211,405, with both business groups contributing to the increase.

Interest Expense

Interest expense of $3,846 was down 5 percent compared to 1993 expense of $4,061.

Income Taxes

The effective tax rate was 39.0 percent in 1994 and 34.9 percent in 1993. The rate in 1993 included a favorable adjustment of $727 resulting from the enactment of a new tax bill discussed in Note 4.

Results From Continuing Operations

Higher operating results caused an increase in earnings from continuing operations of 28 percent, from $5,772 in 1993 to $7,368 in 1994.

Discontinued Operations

Earnings from discontinued operations of $2,177 were recognized in 1993. In 1994, results from discontinued operations are being charged against the loss provision established in the fourth quarter of 1993. For more information on discontinued operations, see Note 2.

Net Earnings

Net earnings of $7,368 were down 7 percent compared to $7,949 in 1993.

Business Group Results
                                                    Operating
                                Net Sales        Earnings (Loss)
                            3Q 1994   3Q 1993   3Q 1994   3Q 1993
                           --------  --------  --------  --------
Lukens Steel             $  113,955   109,384    9,024     8,114
Washington Stainless        120,517   102,021   10,775     9,473
Corporate                         -         -   (3,890)   (4,667)
Inter-group eliminations   (  3,009)        -        -         -
                           --------- --------- --------  --------
                         $  231,463   211,405   15,909    12,920
                           ========= ========= ========  ========

  Lukens Steel Group

  Higher selling prices led to a 4 percent increase in sales. Shipments of 171,700 tons in 1994 were down slightly from the 174,000 tons shipped in 1993. Higher selling prices also led to an 11 percent increase in earnings. Although margins benefited from improved selling prices, higher scrap costs continued to have a negative impact.

  Washington Stainless Group

  Third quarter sales were up 18 percent with higher shipment levels of sheet, strip, and plate products, combined with improved service center sales, contributing to the sales increase. A lower-value shipment mix partially offset the sales increase. Shipments were up 42 percent from 51,000 tons in 1993 to 72,500 in 1994. Higher shipments, combined with improved service center results, generated a 14 percent increase in earnings. Margins continue to be impacted by lower selling prices and a less-profitable shipment mix.

Results of Operations for the Thirty-nine Weeks Ended
September 24, 1994 and September 25, 1993

Operating Results

Operating earnings of $30,618 were down 31 percent compared to 1993 earnings of $44,384. Lower operating results were reported by both business groups. Lukens Steel Group results were impacted by increased scrap costs and production disruptions and maintenance costs associated with severe weather conditions in the first quarter of 1994. The Washington Stainless Group experienced lower selling prices in sheet and strip products and a less-profitable shipment mix.

Sales were up 5 percent, from $659,392 in 1993 to $694,589 in 1994. Most of the sales increase was attributable to the Washington
Stainless Group which benefited from higher shipped tons.

Interest Expense

Interest expense of $11,858 was down 4 percent from 1993 expense of $12,385. The decrease was primarily attributable to lower interest rate swap expense.

Income Taxes

The effective tax rate was 39.0 percent in 1994 and 37.7 percent in 1993. The lower effective rate in 1993 included a favorable adjustment of $727 resulting from the enactment of a new tax bill discussed in Note 4.

Results From Continuing Operations

Lower operating earnings, particularly in the first quarter of 1994, translated into a 43 percent decrease in earnings from continuing operations. Earnings of $11,464 were reported in 1994 compared to 1993 earnings of $19,966.

Discontinued Operations

Earnings from discontinued operations of $3,690 were recognized in 1993. In 1994, results from discontinued operations are being charged against the loss provision established in the fourth quarter of 1993. For more information on discontinued operations, see Note 2.

Net Earnings

Net earnings of $11,464 were reported in 1994. In 1993, earnings before the cumulative effect of accounting changes were $23,656.

Business Group Results
                                                    Operating
                               Net Sales        Earnings (Loss)
                           YTD 1994  YTD 1993  YTD 1994  YTD 1993
                           --------  --------  --------  --------
Lukens Steel             $  346,507   336,524   16,697    27,234
Washington Stainless        357,137   322,868   25,802    29,661
Corporate                         -         -  (11,881)  (12,511)
Inter-group eliminations   (  9,055)        -        -         -
                           --------- --------- --------  --------
                         $  694,589   659,392   30,618    44,384
                           ========= ========= ========  ========

  Lukens Steel Group

  Sales for the first three quarters of 1994, which were 3 percent higher than 1993 sales, benefited from higher selling prices. Shipments of 534,700 tons in 1994 were slightly lower than the 538,700 tons shipped in 1993. Despite the improved sales, year-to-date earnings declined 39 percent. The decline resulted from several factors including higher scrap costs, and first quarter production disruptions and maintenance costs associated with severe weather conditions. Although scrap costs have moderated since the beginning of the year, these costs are expected to remain at relatively high levels. Earnings in 1994 are not expected to exceed 1993 earnings before fourth quarter charges.

  Washington Stainless Group

  Year-to-date 1994 sales were up 11 percent. Sales improvements at our service center operations and increased sales volumes in sheet, strip, and plate products, were partially offset by lower selling prices on certain products. Shipped tons of 196,900 in 1994 were 22 percent higher than 1993 shipped tons of 161,700. Despite the higher shipment volume, lower selling prices and a less-profitable shipment mix contributed to an earnings decline of 13 percent. For the year, earnings are anticipated to be in the range of 1993 earnings.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

       Legal proceedings regarding environmental remediation liabilities were previously reported in the 1994 second quarter Form 10-Q.

       In addition to the information previously reported in the 1994 second quarter Form 10-Q, as of October 20, 1994, an additional 124 workers' compensation claimants who had alleged hearing loss against Lukens Steel Company released their claims and received negotiated payments. In total, 238 of the approximately 350 claims have been released.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits
       (11) Statement regarding computation of per share earnings
       (27) Financial Data Schedule

  (b)  Reports on Form 8-K
       No report on Form 8-K was filed during the quarter ended
       September 24, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               LUKENS INC.


November 3, 1994               R. W. Van Sant
                               --------------
                               R. W. Van Sant
                               Chairman and Chief Executive
                               Officer


November 3, 1994               John N. Maier
                               -------------
                               John N. Maier
                               Vice President and Controller






                                                               Exhibit 11

Lukens Inc.
Computation of Primary Earnings Per Common Share
(Dollars and shares in thousands except per share amounts)

                                          THIRD QUARTER       YEAR-TO-DATE
                                         13 Weeks Ended      39 Weeks Ended
                                       September September September September
                                       24, 1994  25, 1993  24, 1994  25, 1993
                                       --------  --------  --------  --------
Net earnings (loss) applicable to
common stock
  Earnings before cumulative effect
    of 1993 accounting changes        $  7,368     7,949    11,464    23,656
  ESOP dividend requirements
    Preferred stock dividends declared    (623)     (650)   (1,909)   (1,953)
    Tax benefit on dividends               125       187       406       550
                                       --------  --------  --------  --------
  Earnings before cumulative effect
       of 1993 accounting changes
       applicable to common stock        6,870     7,486     9,961    22,253
  Cumulative effect of 1993 accounting
    changes                                 -         -         -    (65,901)
                                       --------  --------  --------  --------
  Net earnings (loss) applicable
    to common stock                   $  6,870     7,486     9,961   (43,648)
                                       ========  ========  ========  ========
Weighted average number of common
shares and equivalents outstanding
  Weighted average number of common
    shares outstanding                  14,599    14,519    14,565    14,502
  Common stock equivalents:
    Stock options, assuming exercised
      at average market price              175       280       174       296
                                       --------  --------  --------  --------
  Weighted average number of common
  shares and equivalents outstanding    14,774    14,799    14,739    14,798
                                       ========  ========  ========  ========
Primary earnings per common share
  Earnings before cumulative effect
    of 1993 accounting changes        $   0.47      0.51      0.68      1.50
  Cumulative effect of 1993
    accounting changes                      -         -         -      (4.45)
                                       --------  --------  --------  --------
  Net earnings (loss)                 $   0.47      0.51      0.68     (2.95)
                                       ========  ========  ========  ========

                                                               Exhibit 11
Lukens Inc.
Computation of Fully Diluted Earnings Per Common Share
(Dollars and shares in thousands except per share amounts)

                                          THIRD QUARTER       YEAR-TO-DATE
                                         13 Weeks Ended      39 Weeks Ended
                                       September September September September
                                       24, 1994  25, 1993  24, 1994  25, 1993
                                       --------  --------  --------  --------
Net earnings (loss) applicable to
common stock
  Earnings before cumulative effect
    of 1993 accounting changes        $  7,368     7,949    11,464    23,656
  Incremental cash contribution to
    the ESOP assuming conversion of
    preferred stock to common             (234)     (244)     (716)     (732)
  Tax benefit on the incremental
    cash contribution                       80       101       249       288
                                       --------  --------  --------  --------
  Earnings before cumulative effect
    of 1993 accounting changes
    applicable to common stock           7,214     7,806    10,997    23,212
  Cumulative effect of 1993
    accounting changes                      -         -         -    (65,901)
                                       --------  --------  --------  --------
  Net earnings (loss) applicable
    to common stock                   $  7,214     7,806    10,997   (42,689)
                                       ========  ========  ========  ========
Weighted average number of common
shares and equivalents outstanding
  Weighted average number of common
    shares outstanding                  14,599    14,519    14,565    14,502
  Common stock equivalents:
    Stock options, assuming exercised
      at greater of ending or average
      market price                         178       280       175       297
    Series B ESOP preferred stock        1,579     1,626     1,602     1,628
                                       --------  --------  --------  --------
  Weighted average number of common
  shares and equivalents outstanding    16,356    16,425    16,342    16,427
                                       ========  ========  ========  ========

Fully diluted earnings per common share
  Earnings before cumulative effect
       of 1993 accounting changes     $   0.44      0.48      0.67      1.41
                                       ========  ========  ========  ========
  Net earnings (loss)                 $   0.44      0.48      0.67     (2.95)*
                                       ========  ========  ========  ========
* Calculation results in an improvement over primary earnings per share.
  As a result, fully diluted earnings per share equals primary earnings per share.

[ARTICLE] 5

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM LUKENS INC. FINANCIAL STATEMENTS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-START]                             DEC-26-1993
[PERIOD-END]                               SEP-24-1994
[CASH]                                          10,647
[SECURITIES]                                         0
[RECEIVABLES]                                  132,045
[ALLOWANCES]                                    10,800
[INVENTORY]                                    128,057
[CURRENT-ASSETS]                               289,937
[PP&E]                                         809,930
[DEPRECIATION]                                 360,602
[TOTAL-ASSETS]                                 812,844
[CURRENT-LIABILITIES]                          158,840
[BONDS]                                        209,688
[COMMON]                                           158
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     31,156
[OTHER-SE]                                     238,599
[TOTAL-LIABILITY-AND-EQUITY]                   812,844
[SALES]                                        694,589
[TOTAL-REVENUES]                               694,589
[CGS]                                          624,304
[TOTAL-COSTS]                                  624,304
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                 7,852
[INTEREST-EXPENSE]                              11,858
[INCOME-PRETAX]                                 18,793
[INCOME-TAX]                                     7,329
[INCOME-CONTINUING]                             11,464
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    11,464
[EPS-PRIMARY]                                      .68
[EPS-DILUTED]                                      .67