Form 10-K405
period 1994-12-31
LUKENS INC /DE/
filed 1995-03-28
CIK 60860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K405

 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     Title of Each Class                Exchange on Which Registered
        Common Stock, $.01 Par Value       New York Stock Exchange
        7.625% Notes Due 2004              Not Listed

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

     Yes /X/    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based on the closing price of March 3, 1995, the aggregate market value of common stock held by nonaffiliates of the registrant was $299.4 million.

     The number of common shares outstanding of the registrant was 14,657,204 as of March 3, 1995.

     DOCUMENTS INCORPORATED BY REFERENCES
     (1) Proxy Statement for Stockholder Meeting on April 26, 1995  Part III

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Lukens Inc. is a holding company incorporated in Delaware. Subsidiaries of Lukens Inc. manufacture carbon, alloy and clad steel plates, and stainless steel sheet, strip, plate, hot band and slabs. In 1992, Lukens expanded into stainless steel product lines with the acquisition of Washington Steel Corporation for $273.7 million. Production facilities and markets are located primarily in the United States.

As part of a program adopted in 1993 to focus Lukens' resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group were classified as discontinued operations. In 1994, all of these subsidiaries were sold except for our pipe-coating subsidiary, which is actively being marketed.

BUSINESS GROUPS

Lukens has two business groups, the Lukens Steel Group and the Washington Stainless Group. Financial information for these business groups is incorporated herein by reference to Note 3 to the financial statements included in Part II, Item 8 of this Form 10-K. The chart below outlines the business group composition of consolidated net sales for each of the last three years. The Washington Stainless Group 1992 percent represents sales from the acquisition date on April 24, 1992.


                    Composition of Consolidated Net Sales by
                                 Business Group

                           1994    1993    1992
                          ------  ------  ------
Lukens Steel              % 50.3    51.6    60.0
Washington Stainless        51.1    48.4    40.0
Inter-group eliminations    (1.4)      -       -
                          ------   -----   -----
Total                     %100.0   100.0   100.0
                          ======   =====   =====

LUKENS STEEL GROUP

The Lukens Steel Group specializes in the production of carbon, alloy and clad steel plate. Lukens Steel Company ranks as one of the three largest domestic plate steel producers and is the largest domestic producer in the alloy plate market. There are several domestic and foreign competitors. Major competitors are United States Steel, a subsidiary of the USX Corporation, and Bethlehem Steel Corporation.

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

Products are sold primarily by an in-house sales force. Steel service centers are the largest market for the group, accounting for approximately 40 percent of annual shipments in the last three years. The Lukens Steel Group supplies a wide range of markets in the capital-goods sector of the economy, including markets for:

          .    Machinery and Industrial Equipment
          .    Infrastructure
          .    Environmental and Energy
          .    Transportation
          .    Military and Defense.

Some sales involve government contracts which, under certain circumstances, are subject to termination or renegotiation. Terminations for convenience of the government generally provide for payments to a contractor for its costs and a portion of its profit. Lukens does not expect any material portion of its business to be terminated or renegotiated.

Raw materials used in the production of carbon and alloy steel plate include carbon scrap, alloy scrap and alloy additives. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the domestic steel industry, the quantity of scrap exported, and world political and economic conditions. Scrap costs increased significantly in 1993 and remained at relatively high levels in 1994. Increasing selling prices during 1994 began to offset these higher scrap costs. Scrap remains readily available.

Principal energy sources used in production include electricity and natural gas. Propane gas back-up systems are available at the Coatesville, Pennsylvania, manufacturing facility in the event of natural gas supply restrictions. Forward exchange or hedge contracts for the purchase of natural gas are used to manage the group's exposure to price volatility.

WASHINGTON STAINLESS GROUP

Washington Steel Corporation is the largest subsidiary in the group, representing 69 percent of the group's sales in 1994. This subsidiary specializes in the manufacture and marketing of stainless steel sheet, strip, plate, hot band and slabs. Primary competitors include Allegheny Ludlum Corporation, J&L Specialty Products Corporation, North American Stainless and Armco Inc. Washington Steel's competitive position is built on the ability to serve niche markets by providing a wide range of quality products.

Similar to the competitive environment in the Lukens Steel Group, customer satisfaction, measured by shipped-on-time performance and production lead times, has become increasingly important. Price and quality are also significant factors in the competitive environment. Since 1993, increased competition has put pressure on selling prices; however, strong demand for stainless steel products has resulted in recent improvements in price.

Washington Specialty Metals Corporation is a service and distribution center that specializes in stainless steel. There are numerous competitors on both a national and a regional scale. Washington Specialty Metals is a leading distributor of flat-rolled stainless steel.

Products are sold primarily by the group's own sales organizations. The primary market of the group is service centers, which represented approximately 37 percent of shipments in 1994. The Washington Stainless Group ultimately supplies diverse markets, including:

          .    Process Industries
          .    Food Service Equipment
          .    Architecture and Construction
          .    Transportation
          .    Consumer Durables.

Raw materials used in production include stainless scrap, chrome, nickel and molybdenum. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the domestic steel industry, the quantity of scrap exported, and world political and economic conditions. Nickel costs remain highly volatile. Forward exchange or hedge contracts for nickel are used to manage the group's exposure to market price volatility. Due to recent significant increases in costs for nickel and molybdenum, Washington Steel Corporation has been able to institute price increases. Principal energy sources used in production include electricity and natural gas.

SALES ORDER BACKLOG
(Dollars in thousands)

Listed below is the backlog from continuing operations at the end of 1994 and 1993. The backlog at year-end 1994 is anticipated to be shipped in 1995.

                           12/31/94   12/25/93
                           --------   --------
Lukens Steel               $ 76,898     58,712
Washington Stainless         95,921     42,883
Inter-group eliminations     (4,311)         -
                           --------    -------
Total                      $168,508    101,595
                           ========    =======

ENVIRONMENT

Lukens is subject to Federal, state, and local environmental laws and regulations. An environmental committee meets quarterly to review environmental and remediation issues. Also, outside consultants are used on technical issues. The trend for tighter environmental standards is expected to result in higher waste disposal costs and additional capital expenditures in the long term.

In 1994, capital expenditures for environmental compliance projects were $3.9 million. In 1995 and 1996, capital expenditures are anticipated to be approximately $16.3 million and $4.6 million, respectively. Projected 1995 capital expenditures are primarily for expanded pollution control equipment at the melting facilities of Washington Steel Corporation.

Lukens is a potentially responsible party under Superfund law at certain waste disposal sites. The company's exposure to remediation costs at these sites depends upon several factors, including changing laws and regulations and the allocation of costs among all potentially responsible parties. Our exposure is expected to be limited based on the volumes of waste which might be attributable to Lukens and the number and financial strength of other potentially responsible parties. Based on information currently available, management believes that any future costs in excess of amounts already accrued will not have a material adverse effect on the company's financial condition, results of operations or competitive position.

EMPLOYEES

The average number of employees during 1994 was 4,060.

ITEM 2.   PROPERTIES.

CAPITAL EXPENDITURE PROGRAM

Capital expenditures in 1994 of $120.3 million were part of a five-year, $400 million program that began in 1993. The program is aimed at promoting synergies between the Lukens Steel Group and the Washington Stainless Group, and expanding our product lines to take advantage of anticipated long-term growth in stainless steel markets. The centerpiece of the program is the installation of a plate and sheet processing system at our facility in Conshohocken, Pennsylvania. The new system utilizes Steckel rolling technology and is designed to lower production costs, improve quality and expand the product range of both the Lukens Steel Group and the Washington Stainless Group. Start-up of this system is expected to begin at the end of the first quarter of 1995. Benefits from this system will not begin to be realized until late in 1995. Other expenditures in the program include an increase in stainless melting capacity and upgrades to stainless finishing facilities.

LUKENS STEEL GROUP

Raw steel is produced by an electric arc furnace at the Coatesville, Pennsylvania, plant. Approximately 70 percent of 1994 production was continuously cast into slabs at this facility. Rolling and fabrication facilities are located in Coatesville and Conshohocken, Pennsylvania. Other relatively small properties include a fabrication facility, located in Newton, North Carolina, and a real estate development and management company in New Castle, Delaware. The group operated near capacity in 1994. In 1995, steel slabs are anticipated to be purchased to supplement melting capacity. Capacity of other facilities is considered adequate to support projected sales.

WASHINGTON STAINLESS GROUP

Washington Steel Corporation has melting, continuous casting and rolling facilities in Houston, Pennsylvania. Both the Washington, Pennsylvania, and Massillon, Ohio, facilities have rolling and finishing facilities. Utilization of these facilities ranged between 85 and 100 percent in 1994. Our stainless melting facilities operated at full capacity through most of 1994. Capacity of facilities is considered adequate to support projected sales.

Washington Specialty Metals Corporation has fabrication and distribution facilities in Wheeling, Illinois, and Lawrenceville, Georgia. Additional distribution centers are located in:

               .  Carrollton, Texas
               .  Youngsville, North Carolina
               .  Tampa, Florida
               .  Brampton, Ontario, Canada
               .  Vaudreuil, Quebec, Canada.

PLANT AND EQUIPMENT PLEDGED AS COLLATERAL

Plant and equipment with a net depreciated cost of $47.3 million are pledged as collateral, primarily for industrial revenue bonds.

ITEM 3.   LEGAL PROCEEDINGS.

Approximately 350 workers' compensation claims alleging hearing loss have been asserted against Lukens Steel Company, a wholly-owned subsidiary, by current and former employees before the Pennsylvania Workers' Compensation Board. A $5.6 million reserve has been established to cover potential awards and defense costs resulting from these claims. As of year-end 1994, an aggregate of 249 workers' compensation claimants released their claims and received negotiated payments which were, in the aggregate, within the amount of the established reserve.

In 1994, approximately 22 workers' compensation claims alleging hearing loss were asserted against Washington Steel Corporation, a wholly-owned subsidiary. Management does not have sufficient information at this time to assess the impact, if any, of these claims on the financial condition or results of operations of Lukens Inc.

Lukens is involved in litigation and administrative proceedings which seek the recovery of response costs with respect to certain waste disposal sites.
Lukens' potential exposure in these actions will vary according to the amount of responsibility attributed to Lukens, the allocation of responsibility among and financial viability of other responsible parties, and the method and duration of remedial action. In the opinion of management, any liabilities arising from these sites in excess of amounts already accrued will not have a materially adverse effect on the company's financial position.

The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following executive officers were elected by the Board of Directors until their respective successors are elected:

                                                       Executive Officer
Executive Officer/Title                           Age        Since
- -----------------------                           ---  -----------------
R. W. Van Sant                                     56       October 1991
Chairman and Chief Executive Officer

John H. Bucher                                     55         April 1993
Vice President-Technology

Robert E. Heaton                                   65         April 1992
Senior Vice President-
Vice Chairman-Stainless Group

C. B. Houghton, Jr.                                54      November 1994
Vice President and Controller

T. Grant John                                      56      February 1993
Vice President-President and Chief Operating
Officer-Washington Steel

Richard D. Luzzi                                   43      February 1993
Vice President-Human Resources

James J. Norton                                    38         April 1992
Vice President-President and Chief Operating
Officer-Washington Specialty Metals

Dennis M. Oates                                    42      February 1987
Senior Vice President-President and
Chief Operating Officer-Carbon and Alloy Group

Frederick J. Smith                                 51         April 1993
Vice President-Manufacturing Services

William D. Sprague                                 53       October 1988
Vice President, General Counsel and Secretary

John C. van Roden, Jr.                             46      February 1987
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

     ROBERT E. HEATON, prior to the acquisition of Washington Steel Corporation by Lukens in 1992, was president and chief operating officer of Washington Steel since 1989, and served as president and chief executive officer from 1981.

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

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled "Dividends" in Part II, Item 7 of this Form 10-K and in the section entitled "Quarterly Financial Data" in Part II, Item 8 of this Form 10-K is incorporated herein by reference in response to this item.

ITEM 6.   SELECTED FINANCIAL DATA.

Lukens Inc. -- Financial Information

SELECTED FINANCIAL HIGHLIGHTS FOR ELEVEN YEARS

                                                     1994/a/     1993/a/     1992/a/     1991
                                                 --------     -------     -------     -------
For The Year
  Net sales                                      $947,013     862,072     695,772     423,154
                                                 --------     -------     -------     -------
  Operating earnings (loss)                        49,570      36,602      51,820      22,006
  Net non-operating (expense) income              (13,213)    (16,319)    (12,737)        225
  Income tax expense (benefit)                     14,179       7,161      15,289       8,432
                                                 --------     -------     -------     -------
  Earnings (loss) from continuing operations       22,178      13,122      23,794      13,799
  Discontinued operations, net of tax                   -       2,780       9,261       9,197
                                                 --------     -------     -------     -------
  Net earnings (loss) before cumulative
   effect of accounting changes                    22,178      15,902      33,055      22,996
    Per common share -- primary
      Continuing operations                          1.37         .76        1.63         .96
      Discontinued operations                           -         .19         .68         .72
                                                 --------     -------     -------     -------
      Net earnings (loss)                            1.37         .95        2.31        1.68
    Percent of stockholders' investment --
     start of year %                                  8.3         4.8        13.3         9.7
    Shares and equivalents outstanding --
     weighted average                              14,743      14,781      13,603      12,699
                                                 --------     -------     -------     -------
  Cash dividends -- common                         14,583      14,508      13,374      12,397
    Per share                                        1.00        1.00        1.00        1.00
                                                 --------     -------     -------     -------
  Cash flow from operations                        79,180      72,290      59,184      66,344
  Depreciation and amortization                    43,962      45,488      39,232      25,833
  Capital expenditures                            120,342      67,424      36,002      34,696
  Average number of employees                       4,060       4,769       4,240       3,884
                                                 --------     -------     -------     -------
At Year-End
  Inventories                                    $134,928     160,060     150,187      74,600
  Current assets                                  281,036     307,739     294,388     203,930
  Working capital                                 106,480     146,034     142,466     104,752
    Current ratio                                     1.6         1.9         1.9         2.1
  Plant and equipment, net of depreciation        478,129     431,853     410,206     210,578
  Total assets                                    826,434     817,178     760,045     432,360
                                                 --------     -------     -------     -------
  Long-term debt                                  201,351     220,768     218,903      46,637
  Total debt                                      208,485     226,589     223,275      53,262
                                                 --------     -------     -------     -------
  Stockholders' investment                        277,057     266,754     329,073     248,323
    Per common share                                18.91       18.36       22.77       19.69
  Common shares outstanding                        14,652      14,529      14,455      12,610
  Stockholders of record                            6,000       5,600       4,700       4,400
                                                 --------     -------     -------     -------

a. Includes results from the Washington Steel Corporation acquisition on April 24, 1992.

                                                             Dollars and shares
                                                             in thousands except
                                                             per share amounts

    1990      1989      1988      1987      1986      1985      1984
 -------   -------   -------   -------   -------   -------   -------
 488,217   476,838   450,779   363,614   276,027   293,134   300,324
 -------   -------   -------   -------   -------   -------   -------
  59,376    60,025    51,732    37,358    14,190     3,247     8,952
    (686)   (2,758)   (4,739)   (5,725)   (5,772)   (5,550)   (5,565)
  21,829    21,275    17,205    14,188     4,772    (1,864)    1,335
 -------   -------   -------   -------   -------   -------   -------
  36,861    35,992    29,788    17,445     3,646      (439)    2,052
   7,291     5,502     3,600     4,217     5,128    (3,750)    2,649
 -------   -------   -------   -------   -------   -------   -------

  44,152    41,494    33,388    21,662     8,774    (4,189)    4,701

    2.80      2.72      2.33      1.38       .32      (.03)      .17
     .58       .43       .28       .34       .45      (.33)      .23
 -------   -------   -------   -------   -------   -------   -------
    3.38      3.15      2.61      1.72       .77      (.36)      .40
    21.8      22.9      22.1      16.7       7.6      (3.3)      3.8

  12,572    12,732    12,812    12,585    11,462    11,483    11,615
 -------   -------   -------   -------   -------   -------   -------
  11,796     9,245     5,925     3,802     2,429     2,450     2,066
     .94       .74       .46       .30       .21       .21       .18
 -------   -------   -------   -------   -------   -------   -------
  92,112    38,456    49,054    23,555    45,055    14,043    33,942
  25,789    23,709    22,623    21,626    21,805    20,743    19,343
  35,018    25,471    35,153    25,762     9,831    21,343    17,086
   3,960     3,878     3,838     3,552     3,352     3,570     3,590
 -------   -------   -------   -------   -------   -------   -------

  71,854    95,685    90,337    79,954    61,520    52,534    52,896
 183,975   169,971   162,608   150,533   121,765   112,310   113,379
  96,442    87,629    68,936    65,252    42,483    43,943    40,118
     2.1       2.1       1.7       1.8       1.5       1.6       1.5
 201,720   185,537   181,503   163,158   176,482   187,935   189,421
 411,919   376,660   353,054   326,251   312,469   308,594   313,015
 -------   -------   -------   -------   -------   -------   -------
  54,553    57,359    47,075    55,661    65,671    92,413    74,798
  59,034    62,683    51,044    61,304    73,730    98,846    80,894
 -------   -------   -------   -------   -------   -------   -------
 236,239   202,893   181,332   151,222   129,428   115,190   125,845
   18.90     16.40     14.06     11.90     10.49     10.42     10.83
  12,497    12,371    12,894    12,704    12,344    11,051    11,622
   3,900     3,400     3,200     2,700     3,100     3,500     3,900
 -------   -------   -------   -------   -------   -------   -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Lukens Inc. -- Management's Discussion and Analysis     Dollars in thousands
                                                        except per share amounts

THE YEAR IN REVIEW

The following discussion focuses on the results of operations and on the financial condition of Lukens Inc. In addition to the consolidated results analysis, the results of our two business groups, Lukens Steel Group and Washington Stainless Group, are discussed. The Washington Stainless Group resulted from the acquisition of Washington Steel Corporation in April 1992. This acquisition had a significant impact on Lukens' results of operations and financial condition.

This section should be read in conjunction with the consolidated financial statements and notes.

SUMMARY OF RESULTS

                                                  1994     1993     1992
                                             ---------  -------  -------
Continuing operations
  Net sales                                  $ 947,013  862,072  695,772
  Operating earnings                         $  49,570   36,602   51,820
  Interest income                            $      45       61      826
  Interest expense                           $  13,258   16,380   13,563
  Income tax expense                         $  14,179    7,161   15,289
  Effective income tax rate                  %    39.0     35.3     39.1
  Net earnings -- continuing operations      $  22,178   13,122   23,794
                                             ---------  -------  -------
Discontinued operations
  Earnings from operations, net of tax       $       -    5,552    9,261
  Loss provision, net of tax                 $       -   (2,772)       -
                                             ---------  -------  -------
Net earnings before cumulative
 effect of 1993 accounting changes           $  22,178   15,902   33,055
                                             ---------  -------  -------

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

Net Sales. Sales were up 10 percent in 1994 with both business groups contributing to the increase. The Washington Stainless Group benefited from higher shipments and strong service center market conditions. Higher selling prices and shipments resulted in the Lukens Steel Group improvement.

1993 sales were up 24 percent compared to 1992. The increase primarily reflected the comparison of Washington Stainless Group 1993 sales to 1992, which was for a partial year from the April 1992 acquisition to year-end. The Lukens Steel Group recorded a sales increase, primarily from higher shipments.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Net sales                                      695,772  862,072  947,013

Lukens Inc. -- Management's Discussion and Analysis

Operating Earnings. Operating earnings were up 35 percent in 1994. Included in 1993 earnings was a $14,921 fourth quarter provision recorded in the Lukens Steel Group that was primarily for a work force reduction program. Excluding the 1993 provision for comparison purposes, 1994 operating earnings were down 4 percent. The decline reflected Lukens Steel Group results that were impacted by increased scrap costs, costs associated with severe winter weather, and costs and disruptions related to the capital expenditure program. Sales improvements at the Washington Stainless Group translated to higher earnings in 1994.

Operating earnings in 1993 were down 29 percent compared to 1992. The decrease was attributable to the Lukens Steel Group, which experienced a less profitable shipment mix, higher scrap costs and recorded a fourth quarter provision discussed previously. Selling and administrative expenses increased 43 percent in 1993 compared to 1992. The increase reflected the comparison of Washington Stainless Group 1993 expenses to a partial year in 1992. Higher expenses were also attributable to increased retiree benefit costs associated with the adoption of a new accounting standard, discussed in Note 1, and increased pension expense and consulting fees.

Interest Income. Since the acquisition of Washington Steel in April 1992, short-term investment levels and related interest income have remained at relatively low levels.

Interest Expense. Interest expense in 1994 decreased 19 percent with most of the decline attributable to higher amounts of capitalized interest associated with capital expenditures. Lower interest rate swap expense also contributed to the decline.

Acquisition-related interest for a full year in 1993 compared to a partial year in 1992 resulted in a 21 percent increase. The increase also reflected higher interest rates on the $150,000 of long-term notes, 7.625 percent coupon rate, issued in the third quarter of 1992, compared to lower short-term interest rates incurred prior to the issuance of the notes.

Income Tax Expense. The effective tax rate was 39.0 percent in 1994, 35.3 percent in 1993 and 39.1 percent in 1992. Included in the 1994 rate was .7 percent from the revaluation of net deferred tax assets following changes to Pennsylvania corporate income tax rates and net operating loss deduction rules. The 1993 rate included a favorable adjustment of 3.6 percent from the revaluation of net deferred tax assets following a 1 percent increase in the Federal corporate tax rate to 35 percent.

The effective tax rate for 1994 and 1993 was based on a new accounting standard for income taxes discussed in Note 1. The deferred tax assets recognized in the adoption of the standard were based on the combination of future reversals of existing taxable temporary differences, carryback availability, tax planning strategies and future taxable income.

Earnings From Continuing Operations. In 1994, higher operating earnings combined with lower interest expense generated a 69 percent increase in earnings from continuing operations compared to 1993.

In 1993, lower operating earnings and higher interest expense translated into a 45 percent drop in earnings from continuing operations compared to 1992.

Earnings From Discontinued Operations. 1993 earnings from discontinued operations, net of taxes, were down 40 percent compared to 1992 earnings. Lower activity for large pipe-coating orders at our ENCOAT subsidiary and weaker market conditions experienced by the other subsidiaries resulted in the decline. During the fourth quarter of 1993, a $4,500 provision, $2,772 after tax, was recorded to recognize a change in the estimated realizable value of discontinued operations. In 1994, results and divestiture gains and losses were charged against this reserve.

Earnings Before Cumulative Effect of 1993 Accounting Changes. As a result of the factors discussed above, 1994 earnings were up 39 percent over 1993 earnings before the cumulative effect of accounting changes. 1993 earnings were down 52 percent compared to 1992.

                                                        Dollars in thousands
                                                        except per share amounts


                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                                ------   ------   ------
Net Earnings                                    33,055   15,902   22,178
before cumulative effect of 1993 accounting
 changes

Net Earnings (Loss). During 1993, Lukens adopted new accounting standards for retiree medical and life insurance benefits and for income taxes, discussed in
Note 1. The cumulative effect of adopting these accounting standards was a net expense of $65,901. As a result, a net loss of $49,999 was recorded in 1993.

BUSINESS GROUPS

Lukens Steel. The 7 percent sales increase in 1994 reflected higher selling prices and increased shipments. Shipped tons of 725,900 in 1994 were up slightly from 1993 shipments of 711,800 tons. Operating earnings were up 51 percent compared to 1993. Earnings in 1993 included a $14,921 fourth quarter provision. The provision included $9,660 for a work force reduction program, and other charges for environmental remediation and workers' compensation claims.

Excluding the 1993 provision for comparison purposes, operating earnings were down 19 percent in 1994. The decline reflected higher scrap costs, costs associated with severe weather conditions during the first quarter, and production disruptions and related costs from the capital expenditure program.

Strong shipment levels partially offset by a lower-value shipment mix resulted in a 7 percent increase in 1993 sales from 1992. Shipments for the year were up 10 percent from 1992 shipped tons of 646,100.

Operating earnings in 1993 were down 59 percent compared to 1992, largely the result of the fourth quarter charge discussed previously. Additionally, the impact of a less profitable shipment mix and higher scrap costs squeezed profit margins. Increased employee benefit costs were also incurred from the recognition of accrual expense for retiree medical and life insurance benefits resulting from the adoption of a new accounting standard, discussed in Note 1, and from higher pension expense.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Lukens Steel
Net Sales                                      417,528  445,075  475,982

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Lukens Steel
Operating Earnings                              42,215   17,341   26,099

Lukens Inc. -- Management's Discussion and Analysis

Washington Stainless. The 16 percent increase in 1994 sales reflected improved service center sales and increased shipments of sheet, strip and plate products. Lower selling prices on certain products, especially during the first half of the year, partially offset sales gains. Shipped tons of 259,500 in 1994 were 24 percent higher than 1993 shipments of 208,800. Sales improvements translated to a 7 percent increase in earnings with the increase limited by the impact of lower selling prices and a less profitable shipment mix.

Sales for 1993 were up 50 percent and operating earnings were up 64 percent compared to 1992 results. The increases partially reflected the comparison of 1993 to 1992 results that were from the acquisition of the group in late April 1992. 1993 results benefited from production efficiencies, lower nickel costs and improved earnings from the service center operations. On the negative side, increased imports put pressure on 1993 selling prices. Shipped tons in 1992 were 147,500.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Washington Stainless
Net Sales                                      278,244  416,997  484,178

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Washington Stainless
Operating Earnings                              22,749   37,395   40,125

BUSINESS OUTLOOK

1995 will be a pivotal year for Lukens with major capital expenditure projects scheduled to come on-line. These projects represent key elements of our five-year, $400,000 capital expenditure program that began in 1993.

By the end of the first quarter, the plate and sheet processing system that utilizes Steckel rolling technology is scheduled to start up at our Conshohocken, Pennsylvania, facility. Anticipated benefits from this project include lower production costs, improved quality and an expanded product range. The start-up will require several months and the benefits will not begin to be realized until late in 1995. Also in 1995, projects to increase stainless melting capacity will be completed.

Earnings in 1995 will be limited by start-up expenses and production disruptions from these projects, particularly during the first half of the year. The plate and sheet processing system is a complex project, and our ability to implement the start-up as planned will be a significant factor in 1995.

                                                        Dollars in thousands
                                                        except per share amounts

Business conditions in 1995 are expected to remain strong for both business groups. In the Lukens Steel Group, higher selling prices are anticipated. Although scrap prices remain high, continued selling price improvements should improve margins. The Washington Stainless Group is expected to benefit from higher selling prices to help offset rising nickel and other raw material costs. Overall, the successful start-up of our capital expenditure projects combined with anticipated strong market conditions should result in an earnings improvement over 1994.

FINANCIAL CONDITION

Capital Structure. At the end of 1994, cash and cash equivalents totaled $9,806, a decrease of $1,677 from the end of 1993. Working capital of $106,480 was down $39,554. The divestitures of discontinued operations caused a decrease in working capital of $31,925. The current ratio was 1.6 compared to 1.9 at year-end 1993.

Debt at the end of 1994 was $208,485, a decrease of $18,104, or 8 percent from year-end 1993. The decrease was caused primarily by the net repayment of short-term notes under our revolving credit agreements and by the repayment of a $3,000 industrial revenue bond. Proceeds from discontinued operations divestitures contributed to reduced debt levels.

The $150,000 of long-term notes at year-end were rated Baa2 by Moody's and BBB+ by Standard and Poor's. Included in year-end debt was $22,767 of ESOP debt, which is guaranteed by Lukens. The ratio of long-term debt to total capital (long-term debt plus stockholders' investment) was 42.1 percent at the end of 1994, which compared to 45.3 percent at year-end 1993.

During June 1994, a shelf registration for $100,000 of Lukens Inc. notes was completed. Although there are no immediate plans to issue the notes, they are available as a financing option for our capital expenditure program and other long-term liquidity needs. The notes are structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

Effective January 15, 1995, our revolving credit agreements were amended. The amendments increased our committed line of credit by $25,000 to $150,000 and reduced our rate structures. The term of the agreements was also extended until January 15, 2000.

Lukens enters forward exchange contracts (derivatives) with the objective to manage or hedge our exposure to market price changes of certain commodities used in manufacturing. We do not speculate or trade in these agreements for profit. These contracts generally provide for the exchange of a market price for a fixed price based on a notional quantity. Contracts are executed under the guidelines of a corporate policy. The policy specifies members of management with the authority to execute agreements and establishes limits on the amount of contracts outstanding. As of year-end 1994, we were party to several agreements for 1995, which are discussed in Note 9.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Current Assets                                 294,388  307,739  281,036
Working Capital                                142,466  146,034  106,480

Lukens Inc. -- Management's Discussion and Analysis

Liquidity -- Short Term. Cash flow from operating activity was $79,180 in 1994 compared to $72,290 in 1993. Financing activity required $31,397 with dividend payments of $17,140 and net debt repayments of $14,726. Investing activity required $49,460 with capital spending of $120,342 partially offset by proceeds from the sale of assets and subsidiaries of $70,433.

Based on our business outlook, we do not anticipate any significant increases to our cash flow from operating activity in the short term. As discussed previously, the key to 1995 results and cash flow will be our ability to implement the start-up of major capital expenditure projects as planned. Consolidated backlog at year-end 1994 was $168,500, up 66 percent from the beginning of the year.

Capital expenditure projections for 1995 are relatively high at approximately $110,000. We anticipate funding these expenditures primarily through the combination of cash flow from operations and debt under our existing committed line of credit.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Capital Expenditures                            36,002   67,424  120,342

Liquidity -- Long Term. In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. As the chart below indicates, Lukens has consistently generated cash from operations totaling $210,654 over the past three years. Because of our five-year, $400,000 capital expenditure program that began in 1993, we continue to exceed our target long-term debt-to-capital ratio. The projected benefits of the program should improve cash flow from operations and enable us to reach our target in the long term.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Cash Flow From Operations                       59,184   72,290   79,180

Environmental Compliance. We are projecting capital expenditures of approximately $16,308 in 1995 and $4,577 in 1996 for environmental compliance. The trend for tighter environmental standards is expected to result in higher waste disposal costs and additional capital expenditures in the long term.

Lukens is a potentially responsible party under Superfund law at certain waste disposal sites. As discussed in Note 11, our exposure to remediation costs at these sites depends on several factors. Based on information currently available, we believe that any future costs in excess of amounts already accrued will not have a material adverse effect on our financial condition, results of operations or competitive position.

                                                        Dollars in thousands
                                                        except per share amounts

Debt Financing. Lukens' long-term notes outstanding of $150,000 are due in 2004. Supporting both our short- and long-term liquidity needs are agreements for a committed line of credit and a shelf registration for $100,000 of Lukens Inc. notes, discussed in the Capital Structure section.

Other Commitments. A contract for the supply of oxygen and related products to a Lukens Steel Group manufacturing facility runs until 2007 and includes take-or-pay provisions totaling $30,838 at the end of 1994. Washington Steel Corporation has contracts for the supply of nickel. The contracts include minimum quantities and market-based pricing. Based on year-end 1994 market conditions, the value of these contracts totaled $83,981.

Inflation. On average, inflation rates for the domestic economy have not been severe over the past few years. Although long-term inflation rates are difficult to predict, Lukens believes it has the flexibility in operations and capital structure to maintain a competitive position.

Dividends. Lukens paid $1.00 per share in common stock dividends in 1994. A quarterly common dividend of $.25 per share was paid on February 17, 1995. It is our objective to pay common dividends approximating 35 percent of net earnings over the long term. As of February 13, 1995, there were approximately 5,900 common stockholders of record.

The Series B Convertible Preferred Stock held by the ESOP carries a cumulative annual dividend of $4.80 per share.

Lukens' common stock is listed and traded on the New York Stock Exchange, ticker symbol "LUC." Dividends and stock market price ranges for the last two years are included in the section entitled "Quarterly Financial Data" in Part II, Item 8 of this Form 10-K.

                             [GRAPH APPEARS HERE]

                                                  1992     1993     1994
                                               -------  -------  -------
Net Earnings Per Common Share
 before cumulative effect of 1993
 accounting changes                               2.31      .95     1.37
Dividends Per Common Share                        1.00     1.00     1.00

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Lukens Inc. -- Consolidated Financial Statements           Dollars and shares in
                                                           thousands except per
                                                           shares amounts

Consolidated Financial Statements

Consolidated Statements of Earnings (Note 2) for the 53 weeks ended December 31, 1994, and the 52 weeks ended December 25, 1993, and December 26, 1992

                                                                           1994      1993      1992
                                                                       --------   -------   -------
Net Sales                                                              $947,013   862,072   695,772
Operating Costs and Expenses (Notes 4, 5, 7, 8, 9 and 11)
  Cost of products sold                                                 841,308   754,899   601,974
  Selling and administrative expenses                                    56,135    59,945    41,978
  Unusual item -- work force reduction provision                              -    10,626         -
                                                                       --------   -------   -------
  Total operating costs and expenses                                    897,443   825,470   643,952
Operating Earnings                                                       49,570    36,602    51,820
  Interest income                                                            45        61       826
  Interest expense (Note 9)                                             (13,258)  (16,380)  (13,563)
                                                                       --------   -------   -------
Earnings Before Income Taxes                                             36,357    20,283    39,083
  Income tax expense (Note 6)                                            14,179     7,161    15,289
                                                                       --------   -------   -------
Earnings from Continuing Operations --
 Before Cumulative Effect of 1993 Accounting Changes                     22,178    13,122    23,794
Discontinued Operations (Note 2)
  Earnings from operations, net of tax                                        -     5,552     9,261
  Loss provision, net of tax                                                  -    (2,772)        -
                                                                       --------   -------   -------
Earnings Before Cumulative Effect of 1993 Accounting Changes             22,178    15,902    33,055
Cumulative Effect of 1993 Accounting Changes, Net of Tax
  Postretirement benefits -- SFAS No. 106 (Note 1)                            -   (67,222)        -
  Income taxes -- SFAS No. 109 (Note 1)                                       -     1,321         -
                                                                       --------   -------   -------
Net Earnings (Loss)                                                    $ 22,178   (49,999)   33,055
                                                                       --------   -------   -------
  Dividend requirements for preferred stock (Note 10)                    (2,025)   (1,905)   (1,613)
Net Earnings (Loss) Applicable to Common Stock                         $ 20,153   (51,904)   31,442
                                                                       --------   -------   -------
Earnings (Loss) Per Common Share (Notes 1 and 10)
  Primary
    Earnings before cumulative effect of 1993 accounting changes       $   1.37       .95      2.31
    Net earnings (loss)                                                $   1.37     (3.51)     2.31
  Fully diluted
    Earnings before cumulative effect of 1993 accounting changes       $   1.32       .93      2.17
    Net earnings (loss)                                                $   1.32     (3.51)     2.17
Common Shares and Equivalents Outstanding (Notes 1 and 10)
  Primary                                                                14,743    14,781    13,603
  Fully diluted                                                          16,331    16,409    15,261
Cash Dividends on Common Stock -- Per Share                            $   1.00      1.00      1.00
                                                                       --------   -------   -------

The accompanying notes are an integral part of these statements.

                                                            Dollars in thousands

Consolidated Balance Sheets
as of December 31, 1994, and December 25, 1993

                                                                    1994      1993
                                                                --------   -------
Assets
  Current Assets
    Cash and cash equivalents (Note 1)                          $  9,806    11,483
    Receivables, less allowance of $7,569 in 1994
     and $11,444 in 1993                                         120,592   114,951
    Inventories (Notes 1 and 8)                                  134,928   160,060
    Deferred income taxes (Note 6)                                13,695    15,070
    Prepaid expenses and other                                     2,015     6,175
                                                                --------   -------
    Total current assets                                         281,036   307,739
  Plant and Equipment (Notes 1, 9 and 11)
    Land                                                          11,919    17,648
    Buildings                                                     95,753   101,025
    Machinery and equipment                                      633,160   642,404
    Construction in progress                                     102,573    28,703
                                                                --------   -------
                                                                 843,405   789,780
    Less accumulated depreciation                                365,276   357,927
                                                                --------   -------
    Net plant and equipment                                      478,129   431,853
  Intangible Assets, net of accumulated amortization
   of $5,038 in 1994 and $9,817 in 1993 (Notes 1 and 5)           45,522    54,594
  Deferred Income Taxes (Note 6)                                  19,990    20,498
  Other Assets                                                     1,757     2,494
                                                                --------   -------
  Total Assets                                                  $826,434   817,178
                                                                --------   -------
Liabilities & Stockholders' Investment
  Current Liabilities
    Accounts payable                                            $ 87,463    75,540
    Accrued employment costs (Notes 5 and 7)                      50,526    52,339
    Other accrued expenses                                        29,433    28,005
    Current maturities of long-term debt (Note 9)                  7,134     5,821
                                                                --------   -------
    Total current liabilities                                    174,556   161,705
  Long-Term Debt (Note 9)                                        201,351   220,768
  Retirement Benefits (Note 5)
    Pensions                                                      23,336    19,055
    Medical and life insurance                                   140,773   136,056
  Other Liabilities                                                9,361    12,840
                                                                --------   -------
    Total liabilities                                            549,377   550,424
  Commitments and Contingencies (Note 11)
  Stockholders' Investment
    Series preferred stock (Note 10)                              30,635    32,467
    Common stock (Note 10)                                           158       158
    Capital in excess of par value (Note 10)                      84,088    82,625
    Earnings invested                                            199,586   193,977
    Foreign currency translation adjustments                      (1,303)   (1,641)
    Deferred compensation -- ESOP (Note 7)                       (22,767)  (26,209)
    Repurchased stock, at cost                                   (13,340)  (14,623)
                                                                --------   -------
    Total stockholders' investment                               277,057   266,754
                                                                --------   -------
  Total Liabilities & Stockholders' Investment                  $826,434   817,178
                                                                --------   -------

The accompanying notes are an integral part of these statements.

Lukens Inc. -- Consolidated Financial Statements        Dollars in thousands
                                                        except per share amounts

Consolidated Statements of Stockholders' Investment for the 53 weeks ended December 31, 1994, and the 52 weeks ended December 25, 1993, and December 26, 1992

                                                        1994                     1993                    1992
                                               ---------------------    ---------------------    ---------------------
                                                   Shares    Dollars        Shares    Dollars        Shares    Dollars
                                               ----------   --------    ----------   --------    ----------   --------
Series Preferred Stock (Note 10)
(1,000,000 shares authorized)
  Series B
    Balance at beginning of year                  541,123   $ 32,467       544,374   $ 32,662       547,584   $ 32,855
    Conversion                                    (30,531)    (1,832)       (3,251)      (195)       (3,210)      (193)
                                               ----------   --------    ----------   --------    ----------   --------
    Balance at end of year                        510,592     30,635       541,123     32,467       544,374     32,662

Common Stock (Note 10)
(40,000,000 shares authorized)
  Balance at beginning of year                 15,813,259        158    15,813,259        158     9,410,178         94
  Issued                                                -          -             -          -     1,132,300         11
  Stock split                                           -          -             -          -     5,270,781         53
                                               ----------   --------    ----------   --------    ----------   --------
  Balance at end of year                       15,813,259        158    15,813,259        158    15,813,259        158

Capital in Excess of Par Value
  Balance at beginning of year                                82,625                   81,040                   19,814
  Stock option activity (Note 7)                                 685                    1,502                    2,679
  Conversion of Series B
   preferred stock                                               778                       83                       82
  Common stock issued (Note 10)                                    -                        -                   58,518
  Common stock split (Note 10)                                     -                        -                      (53)
                                                            --------                 --------                 --------
  Balance at end of year                                      84,088                   82,625                   81,040

Earnings Invested
  Balance at beginning of year                               193,977                  260,366                  242,295
  Net earnings (loss)                                         22,178                  (49,999)                  33,055
  Dividends
    Preferred ($4.80 per share)                               (2,522)                  (2,602)                  (2,619)
    Common ($1.00 per share)                                 (14,583)                 (14,508)                 (13,374)
    Tax benefit on ESOP preferred
     stock dividends                                             536                      720                    1,009
                                                            --------                 --------                 --------
    Balance at end of year                                   199,586                  193,977                  260,366

Foreign Currency Translation
 Adjustments
  Balance at beginning of year                                (1,641)                  (1,088)                     112
  Effect of rate changes                                        (665)                    (553)                  (1,083)
  Sale of subsidiaries                                         1,003                        -                     (117)
                                                            --------                 --------                 --------
  Balance at end of year                                      (1,303)                  (1,641)                  (1,088)

Deferred Compensation -- ESOP
  Balance at beginning of year                               (26,209)                 (28,595)                 (30,452)
  Allocations to employees                                     3,442                    2,386                    1,857
                                                            --------                 --------                 --------
  Balance at end of year                                     (22,767)                 (26,209)                 (28,595)

Repurchased Stock, at cost
  Balance at beginning of year                  1,284,273    (14,623)    1,358,717    (15,470)    1,003,343    (16,395)
  Stock option activity (Note 7)                  (31,366)       233       (64,725)       737      (136,718)       816
  Conversion of Series B
   preferred stock                                (91,447)     1,050        (9,719)       110        (9,583)       109
  Common stock split (Note 10)                          -          -             -          -       501,675          -
                                               ----------   --------    ----------   --------    ----------   --------
  Balance at end of year                        1,161,460    (13,340)    1,284,273    (14,623)    1,358,717    (15,470)

Stockholders' Investment                                    $277,057                 $266,754                 $329,073
                                                            --------                 --------                 --------

The accompanying notes are an integral part of these statements.

                                                            Dollars in thousands

Consolidated Statements of Cash Flows
for the 53 weeks ended December 31, 1994, and the 52 weeks ended December 25, 1993, and December 26, 1992

                                                                       1994      1993       1992
                                                                  ---------   -------   --------
Operating Activity
  Net earnings (loss)                                             $  22,178   (49,999)    33,055
  Adjustments to Reconcile Net Earnings (Loss) to Cash
    Flow From Operating Activity
      Depreciation and amortization                                  43,962    45,488     39,232
      Cumulative effect of 1993 accounting changes                        -    65,901          -
      Income taxes deferred                                           4,687    (8,549)     6,519
      Work force reduction provision                                      -    10,626          -
      Loss (gain) on disposition of assets/subsidiaries                   -     4,500       (471)
      Provision for uncollectible accounts                           10,467    12,997      9,268
      Retirement benefit funding less than expense                   14,755     3,238      3,572
      Changes in working capital affecting operations
        Accounts receivable                                         (34,699)   (5,847)   (16,766)
        Inventories                                                   6,813    (9,873)    (4,838)
        Prepaid expenses and other                                    2,469    (1,029)       962
        Accounts payable                                             17,722        68     (6,664)
        Accrued expenses                                             (7,023)    4,847        935
      Other, net                                                     (2,151)      (78)    (5,620)
                                                                  ---------   -------   --------
      Cash flow from operating activity                              79,180    72,290     59,184

Financing Activity
  Long-term debt
    Borrowed                                                         15,100    22,000    439,731
    Repaid                                                          (29,826)  (16,164)  (279,797)
  Dividends paid                                                    (17,140)  (17,115)   (15,997)
  Proceeds from stock options exercised                                 720     1,598      2,557
  Proceeds from common stock issued                                       -         -     58,529
  Other, net                                                           (251)        -     (3,377)
                                                                  ---------   -------   --------
  Net from (for) financing activity                                 (31,397)   (9,681)   201,646

Investing Activity
  Acquisitions, net of cash acquired of $271                              -         -   (274,441)
  Capital expenditures                                             (120,342)  (67,424)   (36,002)
  Proceeds from sale of assets/subsidiaries                          70,433     1,013      1,066
  Proceeds from sale of equity securities                                 -         -      3,604
  Purchase of short-term investments                                      -         -       (338)
  Proceeds from sale of short-term investments                            -         -     15,888
  Other, net                                                            449       315        (24)
                                                                  ---------   -------   --------
  Net for investing activity                                        (49,460)  (66,096)  (290,247)

Cash and Cash Equivalents
  Increase (decrease)                                                (1,677)   (3,487)   (29,417)
  Start of year                                                      11,483    14,970     44,387
                                                                  ---------   -------   --------
  End of year                                                     $   9,806    11,483     14,970
                                                                  ---------   -------   --------

The accompanying notes are an integral part of these statements.

Lukens Inc. -- Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories. Inventories are recorded at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most product and raw material inventories. The service center operations of the Washington Stainless Group determine cost by the first-in, first-out (FIFO) method. Supplies are valued at the lower of average cost or market. Additional inventory disclosures are included in Note 8.

Plant and Equipment. Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life. The useful life ranges from 20 to 40 years for buildings and from 10 to 18 years for most production machinery and equipment. The cost of plant and equipment retired in the normal course of business is generally charged against accumulated depreciation. Gains and losses on other retirements are reflected in earnings.

Intangible Assets. Intangible assets consist primarily of goodwill resulting from the Washington Steel Corporation acquisition, discussed in Note 2. Goodwill from the acquisition is amortized on a straight-line basis over 25 years. Also included in intangible assets are pension-related assets, discussed in Note 5.

Derivative Financial Instruments. Derivative financial instruments, such as forward exchange contracts, are used to manage exposure to changes in market conditions for certain raw material purchases and debt transactions. Gains or losses on these contracts are recognized as a component of the related transaction over the life of the contract. Additional disclosures are included in Note 9.

Environmental Liabilities. Environmental liabilities recognized represent our best estimate of remediation expenditures that are probable and that can be reasonably estimated. Environmental costs are expensed unless they increase the value of the related asset and/or prevent or mitigate future contamination. Additional disclosures are included in Note 11.

Earnings Per Share. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the average number of common shares outstanding and common stock equivalents. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

During 1992, Lukens issued long-term notes and common stock (Notes 9 and 10) to refinance the Washington Steel acquisition (Note 2). If the long-term notes and common stock had been issued on the acquisition date, primary earnings per common share reported for 1992 would not have been significantly different.

1993 Accounting Changes -- Income Taxes. In the first quarter of 1993, Lukens adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach to determine the tax provision and related deferred tax assets and liabilities. We elected to record the cumulative effect of this accounting change by the recognition of a $1,321 gain, or $.09 per common share.

As a result of adopting SFAS No. 109, the tax benefit on the Lukens preferred stock dividends for the shares allocated to employee stock ownership plan (ESOP) participants is recognized as a reduction to the income tax provision. In prior years, this amount was recognized as a direct increase to retained earnings.

Results for years prior to 1993 have not been restated. See Note 6 for additional income tax disclosures.

                                                        Dollars in thousands
                                                        except per share amounts

1993 Accounting Changes -- Retiree Medical & Life Insurance Benefits. In the first quarter of 1993, Lukens adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires the liability and expense to be actuarially determined in a framework similar to the one used to measure defined benefit pension plans. We elected to record the cumulative effect of this accounting change by the recognition of a $108,000 expense, which represented the accumulated postretirement benefit obligation for current and future retirees at the beginning of 1993. On an after-tax basis, the expense was $67,222, or $4.55 per common share.

The recognition of retiree medical and life insurance benefits in years prior to 1993 was on a cash basis. Results for these years have not been restated. See
Note 5 for additional disclosures.

2. ACQUISITIONS & DISCONTINUED OPERATIONS

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

The pro forma consolidated results listed below are unaudited and reflect purchase accounting adjustments assuming the acquisition occurred at the beginning of 1992.

                                 1992
                             --------
Net sales                    $823,672
Operating earnings           $ 61,838
Net earnings                 $ 35,986
Earnings per common share
  Primary                    $   2.53
  Fully diluted              $   2.36

Discontinued Operations. As part of a program adopted in 1993 to focus Lukens' resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group were reported as discontinued operations. In the fourth quarter of 1993, a $4,500 provision was recognized to revise estimates of the realizable value of discontinued operations. On an after-tax basis, the provision was $2,772, or $.19 per common share.

During 1994, net proceeds from the divestiture of discontinued operations totaled $69,256. One subsidiary remains, our pipe-coating business, that is actively being marketed. In 1994, results and divestiture gains and losses were charged against the reserve established in the fourth quarter of 1993. Operating results for 1994 included net sales of $70,925 and a net loss of $1,067.

Net sales and income tax expense of the discontinued operations and an earnings per common share reconciliation for 1993 and 1992 are presented below.

                                                 1993      1992
                                             --------   -------
Net sales                                    $171,267   184,869
                                             --------   -------
Income tax expense (benefit)
  Earnings from operations                   $  3,461     5,580
  Loss provision                             $ (1,728)        -
                                             --------   -------
Earnings per common share -- primary
  Continuing operations                      $    .76      1.63
  Discontinued operations                         .19       .68
                                             --------   -------
                                             $    .95      2.31
Earnings per common share -- fully diluted
  Continuing operations                      $    .76      1.56
  Discontinued operations                         .17       .61
                                             --------   -------
                                             $    .93      2.17
                                             --------   -------

Lukens Inc. -- Notes to Consolidated Financial Statements

3. BUSINESS GROUPS

Listed below is a description of our business groups, which operate primarily in the United States. Sales to foreign countries are not significant.

Lukens Steel Group -- specializes in the production of carbon, alloy and clad plate steels.

Washington Stainless Group -- specializes in the production of stainless steel sheet, strip, plate, hot band and slabs. The group also operates stainless service centers.

  Summary business group information is included in the following chart.

                                                1994       1993      1992
                                              --------   -------   -------
Net sales
  Lukens Steel                                $475,982   445,075   417,528
  Washington Stainless/b/                      484,178   416,997   278,244
  Inter-group eliminations                     (13,147)        -         -
                                              --------   -------   -------
                                              $947,013   862,072   695,772

Operating earnings (loss)
  Lukens Steel/a/                             $ 26,099    17,341    42,215
  Washington Stainless/b/                       40,125    37,395    22,749
  Corporate/c/                                 (16,654)  (18,134)  (13,144)
                                              --------   -------   -------
                                              $ 49,570    36,602    51,820
Assets
  Lukens Steel                                $392,267   299,638   259,335
  Washington Stainless                         395,034   398,204   369,232
  Corporate/d/                                  12,598    17,370    19,573
  Discontinued Operations                       26,535   101,966   111,905
                                              --------   -------   -------
                                              $826,434   817,178   760,045

Depreciation and amortization
  Lukens Steel                                $ 18,864    18,408    17,698
  Washington Stainless/b/                       20,834    18,597    12,313
  Corporate                                        743       725     1,634
  Discontinued Operations                        3,521     7,758     7,587
                                              --------   -------   -------
                                              $ 43,962    45,488    39,232

Capital expenditures
  Lukens Steel                                $ 98,611    38,206    25,015
  Washington Stainless/b/                       19,624    25,554     6,557
  Corporate                                        373       362       209
  Discontinued Operations                        1,734     3,302     4,221
                                              --------   -------   -------
                                              $120,342    67,424    36,002

a. Lukens Steel Group Operating Earnings: 1994 -- In the first quarter, the group recorded a loss of $1,339 caused primarily by production disruptions and maintenance costs associated with severe weather conditions. 1993 -- In the fourth quarter, charges of $14,921 were recognized that included $9,660 of expense for a work force reduction program (Note 4). The remaining charges included provisions for environmental remediation and workers' compensation claims. The adoption of an accounting standard for retiree medical and life insurance benefits (Note 1) resulted in additional expense of $4,610 over the cash claims. 1992 -- In the fourth quarter, a provision for workers' compensation claims alleging hearing loss reduced results by $3,500. Also in the fourth quarter of 1992, a favorable LIFO inventory accounting adjustment increased earnings by $2,719.

b. Washington Stainless Group Results: 1994 -- In the fourth quarter, charges of $1,069 were recognized, primarily for an early retirement program. 1992 -- Results are for a partial year, from the acquisition date on April 24, 1992, to year-end.

c. Corporate Expenses: 1993 -- Results included higher consulting fees and expenses from a work force reduction program.

d. Corporate Assets: Corporate assets consist primarily of cash and cash equivalents, refundable income taxes, office facilities and deferred income taxes.

                                                        Dollars in thousands
                                                        except per share amounts

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

The components of pension expense are listed below.

                                                     1994      1993      1992
                                                 --------   -------   -------
Service cost for benefits earned                 $  8,259     7,460     6,184
Interest cost on projected benefit obligation      26,560    26,672    23,322
Actual return on assets                            (5,207)  (33,384)  (22,742)
Amortization and deferrals
  Deferred return on assets                       (22,105)    5,679    (3,055)
  Prior service cost                                2,894     2,880     2,069
  Other, net                                          250      (138)     (609)
                                                 --------   -------   -------
Net pension expense/a/                           $ 10,651     9,169     5,169
                                                 --------   -------   -------

a. The increase in 1993 pension expense resulted primarily from plan improvements for Lukens Steel Group salary employees. The increase was also attributable to a full year of Washington Stainless Group expense compared to 1992, which was from the acquisition on April 24.


The following table reconciles the net funded status of our plans to amounts recognized in the Consolidated Balance Sheets.

                                                             1994       1993
                                                        ---------   --------
Actuarial present value of
  Vested benefit obligation/a/                          $(273,275)  (304,388)
  Nonvested benefit obligation/a/                         (30,023)   (33,089)
                                                        ---------   --------
  Accumulated benefit obligation/a/                      (303,298)  (337,477)
  Effect of projected future compensation/a/              (25,998)   (36,927)
                                                        ---------   --------
  Projected benefit obligation/a/                        (329,296)  (374,404)
Plan assets at fair value/b/                              284,066    303,538
                                                        ---------   --------
Plan assets less than projected benefit obligation        (45,230)   (70,866)
                                                        ---------   --------
Unrecognized net loss (gain)                              (11,240)    21,496
Unrecognized prior service cost                            31,564     33,651
Unrecognized net obligation at transition                     235        436
Adjustment to recognize minimum liability                  (2,695)    (4,641)
                                                        ---------   --------
Net pension liability recognized in the
 consolidated balance sheets                            $ (27,366)   (19,924)
                                                        ---------   --------

a. The decrease in the 1994 benefit obligations primarily reflected a higher discount rate.
b. Plan assets primarily consist of stocks, bonds and short-term investments. Included in plan assets is Lukens' common stock totaling $734 in 1994 and $10,585 in 1993.

Lukens Inc. -- Notes to Consolidated Financial Statements

The net pension liability was recognized in the following accounts in the Consolidated Balance Sheets.

                                        1994       1993
                                    --------    -------
Accrued employment costs            $ (5,016)    (2,720)
Other liabilities                    (23,336)   (19,055)
Intangible assets                        986      1,851
                                    --------    -------
Net pension liability               $(27,366)   (19,924)

Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                     1994   1993   1992
                                                     ----   ----   ----
Discount rate                                        % 8.7    7.2    8.3
Rate of compensation increase                        % 3-7    3-7    3-7
Long-term rate of return on plan assets              % 9.5    9.5    9.5

Retiree Health & Life Insurance Benefits. Lukens provides retiree health and life insurance benefits for most employees if they continue to work for the company until they reach retirement age. These benefits are funded as the claims are submitted.

During 1993, Lukens adopted a new accounting standard, SFAS No. 106, for these retiree benefits. As discussed in Note 1, we elected to recognize the cumulative effect of adopting the standard in 1993. Accrual expense under the new standard is significantly higher than the expense recognized under the previous cash-basis method. Cash payments in 1992 were $6,514.

Components of retiree health and life insurance expense in 1994 and 1993 are listed below.


                                                          1994       1993
                                                     ---------    -------
Service cost for benefits earned                     $   3,293      2,752
Interest cost on accumulated postretirement
 benefit obligation                                     10,524     10,453
                                                     ---------    -------
Net postretirement benefit expense                   $  13,817     13,205
                                                     ---------    -------

The table below reconciles the actuarial present value of our obligations to the liability recognized in the Consolidated Balance Sheets.

                                                          1994       1993
                                                     ---------    -------
Accumulated postretirement benefit obligation
 Retirees/a/                                         $ (78,007)   (82,099)
 Fully eligible active participants/a/                 (15,183)   (44,843)
 Other active participants/a/                          (30,384)   (31,458)
                                                     ---------    -------
Total accumulated postretirement benefit
 obligation/a,b/                                      (123,574)  (158,400)
Unrecognized (gain) loss                               (17,199)    22,344
                                                     ---------    -------
Accrued postretirement benefit liability             $(140,773)  (136,056)
                                                     ---------    -------

a. The decrease in the 1994 benefit obligations primarily reflected a higher discount rate.
b. Obligations include life insurance benefits of $16,246 in 1994 and $14,430 in 1993.

Significant assumptions used in the calculation of expense and obligations are listed below.

                                                          1994       1993
                                                     ---------    -------
Discount rate                                        %     8.7        7.4
Health-care cost increase/a/                         %   7.2-9     9.5-12

a. Health-care cost increase assumptions are reduced to a rate of 5 percent beginning in 2003.

                                                        Dollars in thousands
                                                        except per share amounts


A one-percentage point increase in the medical cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $17,819 and would increase net postretirement benefit expense by approximately $2,544.

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

                                                  1994      1993      1992/a/
                                                  ----      ----      ----
Federal statutory rate                           %35.0      35.0      34.0
Federal statutory rate change                        -      (3.6)        -
State income taxes net of federal tax
  benefit                                          2.2       1.6       3.8
State income tax changes                            .7         -         -
Non-deductible expenses                            1.6       2.0       1.2
Other                                              (.5)       .3        .1
                                                  ----      ----      ----
Effective income tax rate                        %39.0      35.3      39.1
                                                  ----      ----      ----

a. Deferral method.

The components of the deferred income tax assets and liabilities are listed below.

                                                       1994      1993
                                                   --------   -------
Deferred tax assets
 Retirement benefits                               $ 64,902    64,724
 Other deductible temporary differences              18,482    20,955
 Valuation allowance                                 (2,575)   (3,062)
                                                   --------   -------
                                                     80,809    82,617
Deferred tax liabilities
 Plant and equipment                                (39,450)  (36,718)
 Other taxable temporary differences                 (7,674)  (10,331)
                                                   --------   -------
                                                    (47,124)  (47,049)
                                                   --------   -------
Net deferred tax asset                             $ 33,685    35,568
                                                   --------   -------

The current and deferred components of the income tax provision are listed below.

                                                   1994        1993      1992/a/
                                                  -------     ------    ------
Current
 U.S. Federal                                     $ 5,470     11,868     9,599
 State and other                                      971        491     1,513
                                                  -------     ------    ------
                                                    6,441     12,359    11,112
Deferred to future years
 U.S. Federal                                       7,033     (4,901)    3,120
 State and other                                      435        159     1,057
                                                  -------     ------    ------
                                                    7,468     (4,742)    4,177
Change in tax rate                                    757       (727)        -
Change in valuation allowance                        (487)       271         -
                                                  -------     ------    ------
Income tax expense                                $14,179      7,161    15,289
                                                  -------     ------    ------

a. Deferral method.

Lukens Inc. - Notes to Consolidated Financial Statements

Deferred income taxes recognized under the deferral method were the result of the timing differences between financial reporting and taxable earnings listed below.

                                                                         1992
                                                                      -------
Depreciation                                                          $ 5,917
Pensions                                                               (1,534)
Vacations                                                                 319
Other                                                                    (525)
                                                                      -------
Deferred income tax expense                                           $ 4,177
                                                                      -------

On a cash basis, Lukens paid the following amounts of income taxes, including payments for discontinued operations.

                           1994      1993      1992
                          $4,040   $18,938   $10,960

7. Compensation Plans

Stock Options. The 1985 Stock Option and Appreciation Plan provides for the issuance of non-qualified stock options and incentive stock options (ISO's) to officers and other executives. A maximum of 1,837,500 options to purchase Lukens' common stock can be granted until February 26, 1998, at an exercise price not less than the fair market value on the grant date. Options granted vest after one year and expire in ten years.

The Lukens Inc. Stock Option Plan for Non-Employee Directors provides for the issuance of up to 75,000 non-qualified options to purchase Lukens Inc. common stock at an exercise price based on the fair market value on the grant date.

During 1991, 330,000 non-qualified stock options were granted to Mr. Van Sant as part of his employment agreement. These options become exercisable ratably over 11 years. The options carry an exercise price of $23.38 per share, which was 85 percent of the fair market value on the grant date. Compensation expense from this discount from fair market value is being recognized on a straight-line basis over his expected service period.

A summary of stock option activity is presented below.

                                                                  Exercise Price
                                                Options             Per Option
                                                -------            ------------
1993
Options outstanding, beginning of year          668,643            $ 6.72-31.00
Granted                                          80,600            $46.56-47.25
Exercised                                       (64,725)           $16.63-31.00
Terminated                                         (600)           $16.63
                                                -------            ------------
Options outstanding, end of year                683,918            $ 6.72-47.25
  (333,318 exercisable and 774,625 available
   for grant)

1994
Granted                                         127,650            $30.63-36.38
Exercised                                       (35,950)           $16.63-31.00
Terminated                                       (7,800)           $31.00-47.25
                                                -------            ------------
Options outstanding, end of year                767,818            $ 6.72-47.25
  (401,868 exercisable and 654,775 available
   for grant)

                                                        Dollars in thousands
                                                        except per share amounts

Incentive Compensation. Most Lukens' employees participate in incentive compensation plans that are based on the consolidated results of Lukens Inc. and on the results of various subsidiaries. Compensation expense under these plans is listed below.

                            1994      1993     1992
                          $17,444   $19,419  $13,016

Employee Stock Ownership Plan (ESOP). In 1989, an ESOP within an existing 401(k) employee savings plan for most salaried employees was established. The ESOP was designed to provide 401(k) employer matching benefits in the form of convertible preferred stock that was acquired with the proceeds from a $33,075 term loan (Note 9). The stock is released for allocation to participants' accounts based on the relationship of debt and interest payments to the total of all scheduled debt and interest payments. Dividends on allocated stock are paid, in-kind, with preferred stock. The projected maturities of the ESOP loan over the remaining term are listed below.

                        1995     1996    1997     1998
                       $4,085   $6,232  $7,630   $4,820

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

                           1994      1993    1992
                          $2,551    $2,222  $1,597

8. Inventories

The components of inventory are listed below.
                                                    1994              1993
                                                  --------          -------
Products finished and in process                  $ 99,120          121,437
Raw materials                                       31,064           32,596
Supplies                                             4,744            6,027
                                                  --------          -------
Inventories/a/                                    $134,928          160,060
                                                  --------          -------

a. Approximately 75 percent of inventories were accounted for under the LIFO inventory valuation method.

The estimated cost to replace inventories at year-end is listed below.

                       1994           1993          1992
                     $178,000       $197,000      $180,000

In 1992, reductions in inventory quantities resulted in a liquidation of LIFO inventory carried at lower costs from prior years. The effect of this liquidation reduced cost of products sold by $3,234. The effects of LIFO liquidations in 1994 and 1993 were not significant.

Lukens Inc. - Notes to Consolidated Financial Statements

9.  Financial Instruments

 Long-term Debt.  Listed below is a summary of long-term debt outstanding.

                                    Years Due                   1994      1993
                                   ---------                --------   -------
Notes payable, face amount              2004                $150,000   150,000
Unamortized discount                                            (614)     (679)
 Coupon interest at 7.625%
 Effective interest at 7.691%
Short-term notes/a/                     2000                  21,850    32,000
Industrial revenue bonds/b/        1995-2009                   6,557    10,884
Term loans at 7% to 9.85%          1995-2007                   7,925     8,175
ESOP debt guarantee/c/             1995-1998                  22,767    26,209
                                   ---------                --------   -------
Total debt/d/                                                208,485   226,589
Less current portion                                           7,134     5,821
                                                            --------   -------
Long-term debt/e/                                           $201,351   220,768
                                                            --------   -------

- ------------
a. The weighted-average interest rate was 6.3% at year-end 1994 and 3.7% at year-end 1993. Short-term notes are classified as long term because they are supported by the revolving credit agreements discussed below.
b. The weighted-average interest rate was 5.4% at year-end 1994 and 4.8% at year-end 1993.
c. The ESOP debt, guaranteed by Lukens, carries an 8.26% interest rate on $18,582 as of December 31, 1994. The remaining ESOP debt carries a variable rate of 80.5% of prime. For a discussion on ESOP accounting, see Note 7.
d. Annual maturities of long-term debt, excluding the ESOP debt guarantee, over the next five years are listed below.

                      1995     1996   1997   1998   1999
                     $3,049   $5,600  $ 316  $ 318  $ 321

e. Plant and equipment with a net depreciated cost of $47,300 are pledged as collateral, primarily for industrial revenue bonds.

Notes Payable. Lukens has notes outstanding of $150,000 which are due in 2004. Interest is payable semi-annually. The notes are currently rated Baa2 by Moody's and BBB+ by Standard and Poor's.

During June 1994, a shelf registration for an additional $100,000 of Lukens Inc. notes was completed. Although there are no immediate plans to issue the notes, they are available as a financing option for our capital expenditure program discussed in Note 11 and other long-term liquidity needs. The notes are structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

Revolving Credit Agreements. Subsequent to year-end, Lukens amended its revolving credit agreements to provide for a $150,000 committed line of credit, an increase of $25,000. The amended agreements expire on January 15, 2000.

Interest is based on one of the following rates:

 . The higher of the Prime Rate or the Federal Funds Rate plus .5%

 . London Inter-Bank Offered Rate (LIBOR) adjusted for applicable reserves plus
  .225% to .5% depending on the Standard and Poor's or Moody's rating of the long-term notes of Lukens

 . Competitively bid rates from lenders.

A facility fee is required on the total line of credit and ranges from .125% to
 .3% based on the lower of Standard and Poor's or Moody's rating of Lukens' long-term notes.

The agreements include covenants that require a maximum leverage ratio (defined in the agreement) of 55 percent and restrictions on additional debt and asset dispositions. At year-end, we were in compliance with these covenants. Additional borrowings of $128,150 were available under the amended agreements.

                                                        Dollars in thousands
                                                        except per share amounts

Interest Expense. Interest costs include interest on obligations, amortization of debt set-up costs and interest rate swap expense. For a discussion of ESOP debt accounting, see Note 7. Interest components are listed below.

                          1994     1993     1992
                        -------   ------   ------
Costs incurred          $15,794   16,463   13,563
Interest capitalized     (2,536)     (83)       -
                        -------   ------   ------
Interest expense        $13,258   16,380   13,563
                        -------   ------   ------
Interest paid           $16,253   15,702   10,449

Derivative Financial Instruments - Commodity Hedges. As of year-end 1994, Lukens was party to several commodity hedge agreements for 1995. Based on year-end market conditions, the value of Lukens' contractual obligations for these commodity hedges is $45,891, and the obligation of the counterparties to the agreements is $59,536. Gains and losses on these contracts are recognized as a component of cost of products sold. Lukens is exposed to credit risk from nonperformance by the counterparties to these agreements.

Fair Value of Financial Instruments. The following table presents the fair value of certain financial instruments as of year-end 1994 and 1993.

                                          Asset (Liability)
                                       Book Value   Fair Value
                                       ----------   ----------
1994
  Debt/a/                               $(208,485)  (197,964)
  Commodity hedges/b/                   $       -     14,003
                                        ---------    -------
1993
  Debt/a/                               $(226,589)  (239,137)
  Commodity hedges/b/                   $       -     (3,325)
  Interest rate swaps/c/                $       -     (1,500)
                                        ---------    -------

- ------------
a. Fair value was estimated by discounting cash flows using year-end interest rates.
b. Fair value was estimated by using quotes from brokers.
c. Interest exchange agreements with a notional principal amount of $81,250 were outstanding at year-end 1993.

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

Lukens Inc. - Notes to Consolidated Financial Statements

Preferred Stock. There are 1,000,000 shares of series preferred stock, par value $.01 per share, authorized. An ESOP was established in 1989 with the issuance of 551,250 shares of Series B Convertible Preferred Stock. The preferred stock is stated at its liquidation preference of $60 per share and carries an annual cumulative dividend of $4.80 per share. Each share may be converted into three shares of common stock within the guidelines of an employee 401(k) savings plan. The stock is currently redeemable in common stock, cash or a combination at the option of Lukens at a price of $63.60 per share. The redemption price declines gradually each year to $60 per share on or after July 2, 2000.

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

Lukens will generally be entitled to redeem the rights at $.05 per right at any time until the tenth day following public announcement that a 20 percent position has been acquired. The purchase rights will expire on August 10, 1997. Of the 1,000,000 shares of series preferred stock authorized, 75,000 have been reserved for the Series A preferred stock discussed above. As of December 31, 1994, there were 6,511,911 rights outstanding.

11. Commitments & Contingencies

Leases. Lukens has various operating leases primarily for real estate and production equipment. At year-end 1994, minimum rental payments under noncancelable leases totaled $24,440. Listed below are the scheduled payments over the next five years for these leases.

                    1995     1996    1997     1998     1999
                   $4,874   $4,530  $ 3,814  $ 2,948  $2,443

Rent expense for all operating leases is listed below.

                            1994     1993     1992
                           $7,459  $12,245  $10,100

Environmental Protection. Lukens is a potentially responsible party under Superfund law at certain waste disposal sites. The company's exposure to remediation costs at these sites depends upon several factors, including changing laws and regulations and the allocation of costs among all potentially responsible parties. Our exposure is expected to be limited based on the volumes of waste which might be attributable to Lukens and the number and financial strength of other potentially responsible parties. Based on information currently available, management believes that any future costs in excess of amounts already accrued will not have a material adverse effect on our consolidated financial condition, results of operations or competitive position.

                                                        Dollars in thousands
                                                        except per share amounts

Litigation. During 1992, approximately 300 workers' compensation claims alleging hearing loss were filed against Lukens Steel Company, a wholly-owned subsidiary. A $3,500 reserve was established in the fourth quarter of 1992 to cover potential awards and defense costs resulting from these claims. In 1993, additional claims were filed bringing the total number of claims to approximately 350. Additional reserves totaling $2,100 were established in 1993. As of year-end 1994, 249 of the workers' compensation claimants had released their claims and received negotiated payments.

The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Commitments. At year-end 1994, purchase commitments for capital expenditures were $33,773. Capital expenditures projected for 1995 are historically high at approximately $110,000. These expenditures are part of a five-year, $400,000 program that began in 1993.

Lukens Steel Company has a long-term contract for the supply of oxygen and related products to its facility in Coatesville, Pennsylvania. The contract runs until 2007 and has take-or-pay provisions totaling $30,838 for the remaining term. Annual minimum commitments are $2,517, which can be adjusted for inflation. Washington Steel Corporation has contracts for the supply of nickel. The contracts include minimum quantities and market-based pricing. Based on year-end 1994 market conditions, the value of these contracts totaled $83,981.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors, Lukens Inc.:

We have audited the accompanying consolidated balance sheets of Lukens Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1994 and December 25, 1993 and the related consolidated statements of earnings, cash flows and stockholders' investment for each of the three fiscal years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lukens Inc. and subsidiaries as of December 31, 1994 and December 25, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective December 27, 1992, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.


/s/ Arthur Andersen LLP

Arthur Andersen LLP, Philadelphia, Pennsylvania
January 23, 1995

Lukens Inc. - Financial Information                Dollars in thousands except
                                                   per share amounts and market
                                                   prices of common stock

Quarterly Financial Data (Unaudited)

                                     First         Second      Third      Fourth        Fiscal
                                    Quarter        Quarter    Quarter     Quarter         Year
                                    --------       -------    -------     -------       -------
Results of Operations
1994
  Net sales                         $220,914       242,212    231,463     252,424       947,013
  Cost of products sold             $207,750       213,595    202,959     217,004       841,308
  Net earnings (loss)               $ (2,498)/b/     6,594      7,368      10,714        22,178
                                    --------       -------    -------     -------       -------
1993
  Net sales                         $221,116       226,871    211,405     202,680       862,072
  Cost of products sold             $194,041       196,407    183,776     180,675       754,899
  Earnings before cumulative
   effect of accounting changes     $  6,178         9,529      7,949      (7,754)/c/    15,902
  Net earnings (loss)               $(59,723)        9,529      7,949      (7,754)/c/   (49,999)
                                    --------       -------    -------     -------       -------
Per Common Share
1994
  Primary earnings/a/               $   (.21)          .41        .47         .69          1.37
  Fully diluted earnings/a/         $   (.21)          .39        .44         .65          1.32
  Dividends                         $    .25           .25        .25         .25          1.00
                                    --------       -------    -------     -------       -------
1993
  Primary earnings/a/
  Earnings before cumulative
   effect of accounting changes     $    .39           .61        .51        (.57)          .95
  Net earnings (loss)               $  (4.07)          .61        .51        (.57)        (3.51)
  Fully diluted earnings/a/
  Earnings before cumulative
   effect of accounting changes     $    .37           .57        .48        (.57)          .93
  Net earnings (loss)               $  (4.07)          .57        .48        (.57)        (3.51)
  Dividends                         $    .25           .25        .25         .25          1.00
                                    --------       -------    -------     -------       -------
Market Prices of Common Stock
1994
  High                              $ 39 3/4        33 1/4     36 1/8      35            39 3/4
  Low                               $ 33 1/8        28 3/4     30          26 1/8        26 1/8
  Close                             $ 33 1/8        30 7/8     34 3/8      29 1/8
                                    --------       -------    -------     -------       -------
1993
  High                              $ 49 5/8        52 7/8     47 7/8      40            52 7/8
  Low                               $ 40 7/8        40         36 1/2      31 1/4        31 1/4
  Close                             $ 44            47         38 1/2      34 1/8
                                    --------       -------    -------     -------       -------

- -------------
a. Earnings per share calculations were based on the weighted-average shares and equivalents outstanding during the period reported. No adjustments were made that would be antidilutive or reduce the loss per share. Consequently, the sum of the quarterly earnings per share amounts may not equal the annual per share amounts.
b. In the first quarter of 1994, production disruptions and maintenance costs associated with severe weather conditions resulted in a net loss.
c. During the fourth quarter of 1993, $10,626 of expenses from a work force reduction program were recognized. On an after-tax basis, the provision was $6,247, or $.43 per common share. Also during the fourth quarter, a $4,500 provision was recognized to revise estimates of the realizable value of discontinued operations. On an after-tax basis, the provision was $2,772, or $.19 per common share.

Lukens Inc. - Financial Information

Responsibilities for Financial Reporting
To Our Stockholders:

Lukens has prepared and is responsible for the following financial statements. The financial statements were prepared in conformity with generally accepted accounting principles in the United States. Other financial information in this Annual Report is consistent with the financial statements.

Management maintains a system of internal accounting control that is designed to provide reasonable, but not absolute, assurance that we are meeting our responsibility for the integrity and objectivity of the financial statements. This control system includes:

 . subsidiary reporting, including budget analysis, that provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements would be detected promptly

 . a statement of Corporate Integrity Guidelines monitored regularly

 . an Internal Audit Department

 . continuing review and evaluation of the control environment.

The audit report of Arthur Andersen LLP, independent public accountants, is included in Part II, Item 8 of this Form 10-K.

The Board of Directors pursues its oversight role for these financial statements through its Audit Committee, composed solely of directors who are neither officers nor employees of Lukens. The Audit Committee meets periodically with the independent public accountants and internal auditors, with and without the presence of management, to review their activities and to discuss internal accounting control, auditing, and financial reporting matters.


/s/ R. W. Van Sant

R. W. Van Sant
Chairman and Chief Executive Officer


/s/ C. B. Houghton, Jr.

C. B. Houghton, Jr.
Vice President and Controller

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.   Directors

     The information contained in the section entitled "Election of Directors" in the Lukens Inc. 1995 Proxy Statement is incorporated herein by reference in response to this item.

b.   Executive Officers of the Registrant

     Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

c.   Compliance With Section 16(a)

     Information contained in the section entitled "Section 16 Compliance" in the Lukens Inc. 1995 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

The information contained in the sections entitled "Management" and "Report of Executive Development and Compensation Committee" in the Lukens Inc. 1995 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the sections entitled "Principal Holders of Stock" and "Management" in the Lukens Inc. 1995 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

a.   Documents filed as a part of this report.

     1.   Financial Statements

          No financial statements have been filed with this Form 10-K other than those included in Item 8.

     2.   Financial Statement Schedules

          II   Valuation and Qualifying Accounts

          Schedules, other than Schedule II, have been omitted because they are not applicable.

     3.   Exhibits

          See Index to Exhibits.

b.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1994 that ended on December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LUKENS INC.
                                           (Registrant)





Date:  March 2, 1995                        By  /s/ R. W. Van Sant
                                                -----------------------
                                                R. W. Van Sant
                                                Chairman and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 2, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

     /s/ Michael O. Alexander             /s/ Stuart J. Northrop
     ------------------------             ----------------------
     Michael O. Alexander                 Stuart J. Northrop
     Director                             Director

     /s/ T. Kevin Dunnigan                /s/ Robert L. Seaman
     ---------------------                --------------------
     T. Kevin Dunnigan                    Robert L. Seaman
     Director                             Director

     /s/ Ronald M. Gross                  /s/ Joab L. Thomas
     -------------------                  ------------------
     Ronald M. Gross                      Joab L. Thomas
     Director                             Director

     /s/ Nancy Huston Hansen              /s/ W. Paul Tippett
     -----------------------              -------------------
     Nancy Huston Hansen                  W. Paul Tippett
     Director                             Director

     /s/ Sandra L. Helton                 /s/ R. W. Van Sant
     --------------------                 ------------------
     Sandra L. Helton                     R. W. Van Sant
     Director                             Chairman and
                                          Chief Executive Officer

     /s/ William H. Nelson, III           /s/ C. B. Houghton, Jr.
     --------------------------           -----------------------
     William H. Nelson, III               C. B. Houghton, Jr.
     Director                             Vice President and
                                          Controller

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lukens Inc. 1994 Annual Report to stockholders, included or incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1995. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1993 as discussed in Note 1 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 23, 1995



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 23, 1995 included or incorporated by reference in this annual report on Form 10-K, into the Company's previously filed: Form S-8 Registration Statements File Numbers 33-6673, 33-23405, 33-29105, 33-54269, 33-
54271, 33-54371 and 33-69780, and Form S-3 Registration Statements File Numbers 33-6792 and 33-53681.



/s/ Arthur Andersen LLP

Arthur Andersen LLP
Philadelphia, Pennsylvania
March 24, 1995

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

            Allowance for Doubtful Receivables and Customer Claims

                                                  Additions Charged to
                               Balance at       ------------------------                  Balance at
                                Beginning        Costs and                                  End of
Fiscal Year Ended               of Period        Expenses       Other      Deductions (b)    Period
- -----------------            ------------       -----------  -----------   -------------- ----------
December 31, 1994            $     11,444           10,467            -        14,342        7,569

December 25, 1993            $      9,836           12,997            -        11,389       11,444

December 26, 1992            $      4,352            9,268        5,701 (a)     9,485        9,836

(a) Balance assumed in the Washington Steel Corporation acquisition.
(b) Amounts determined not to be collectible, net of recoveries. In 1994, amount also includes a reduction in the reserve of $1,159 from the divestiture of subsidiaries.

                 Deferred Income Tax Asset Valuation Allowance

                                                  Additions Charged to
                               Balance at       ------------------------                Balance at
                                Beginning        Costs and                                End of
Fiscal Year Ended               of Period        Expenses       Other      Deductions     Period
- -----------------            ------------       -----------  -----------   ----------   -----------
December 31, 1994            $      3,062               -            -            487        2,575

December 25, 1993            $      2,791 (a)         271            -              -        3,062

(a) Included in cumulative effect of accounting changes from the adoption of SFAS No. 109.

                           INDEX TO EXHIBITS (Note 1)


( 3)   Certificate of incorporation and by-laws  (Note 2)

( 4)   Lukens Inc. Indenture dated as of July 1, 1992 (Note 3)

(10)   Material Contracts

       (10.1) Lukens Inc. Supplemental Retirement Plan for Target Incentive Plan Participants, as amended, effective January 1, 1988 (Note 6)

       (10.2) Lukens Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1990 (Note 8)

       (10.3) Lukens Inc. Supplemental Retirement Plan for Designated Executives, effective January 1, 1990 (Note 7)

       (10.4) Lukens Inc. 1985 Stock Option and Appreciation Plan, as amended (Note 4)

       (10.5)  Lukens Inc. Stock Option Plan for Non-employee Directors (Note 4)

       (10.6) Employment Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 6)

       (10.7) Severance Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 6)

       (10.8) Lukens Inc. Severance Plan for Participants in the Lukens Inc. 1983 Target Incentive Plan and the Lukens Inc. 1985 Division Incentive Compensation Plan (Note 6)

       (10.9) Form of Severance Agreement between certain Executive Officers and Lukens Inc. (Note 7)

       (10.10) Form of Indemnification Agreement between certain Executive
               Officers and Lukens Inc. (Note 8)

       (10.11) Lukens Inc. 1983 Target Incentive Compensation Plan, as amended through January 1, 1993 (Note 5)

       (10.12) Washington Steel Corporation 1994 Target Incentive Compensation
               Plan

       (10.13) Lukens Inc. Directors' Deferred Payment Plan (Note 9)

       (10.14) Guaranty Agreement dated as of June 28, 1989, between Lukens Inc.
               and The

               Toronto-Dominion Bank & Trust Company as Agent for the Guaranteed Parties (Note 8)

       (10.15) Retirement Plan for Non-Employee Directors of Lukens Inc., as amended through November 30, 1994.

       (10.16) Form of Indemnification Agreement between Directors and Lukens
               Inc. (Note 8)

       (10.17) Amended and Restated Credit Agreement, dated as of April 22,
               1992, and Amended and Restated as of September 30, 1992 among Lukens Inc. and Lukens Steel Company, as the Borrowers, Certain Commercial Lending Institutions, the Toronto-Dominion Bank, and NBD Bank, N.A., as the Co-Agents, and Provident National Bank, as the Administrative Agent (Note 5)

       (10.18) First Amendment, dated as of January 15, 1995, to Amended and
               Restated Credit Agreement

       (10.19) Allied Corporation - Washington Steel Corporation Equipment
               Lease and Maintenance Agreement, dated September 22, 1986 (Note
               5)

       (10.20) Lease among PNC Leasing Corp., Blount, Inc., and Washington Steel
               Corporation, dated as of October 1, 1986 (Note 5)

       (10.21) Lease Amendment No. 1, dated July 22, 1987, among PNC Leasing
               Corp., Blount, Inc. and Washington Steel Corporation (Note 5)

       (10.22) Lease Amendment No. 2, Assumption and Consent among PNC Leasing
               Corp., Blount, Inc. and Washington Steel Corporation, dated as of October 18, 1988 (Note 5)

       (10.23) Lease Amendment No. 3, Assumption and Consent among PNC Leasing
               Corp., Lukens Inc. and Washington Steel Corporation, dated as of July 21, 1992 (Note 5)

       (10.24) Agreement, dated October 31, 1989, between Robert E. Heaton and
               Washington Steel Corp. (Note 5)

       (10.25) Washington Steel Division Annual Bonus Plan for Elected Officers
               (Note 5)

       (10.26) Agreement between James J. Norton and Mercury Stainless Corp.,
               Mercury Stainless, Inc., Mercury Stainless Canada Inc., Washington Steel Corp. and Kramo Corp., dated October 31, 1989 (Note 5)

       (10.27) Amended and Restated Employment Contract between James J. Norton and Mercury Stainless Corp., Mercury Stainless, Inc., Kramo Corp. and Washington Steel Corp., dated as of October 9, 1990 (Note 5)

       (10.28) First Amendment to Amended and Restated Employment Contract between James J. Norton and Mercury Stainless Corp., Mercury Stainless, Inc., Kramo Corp. and Washington Steel Corp., dated as of January 3, 1991 (Note 5)

       (10.29) Second Amendment to Amended and Restated Employment Contract between James J. Norton and Mercury Stainless Corp., Mercury Stainless, Inc., Kramo Corp. and Washington Steel Corp., dated as of July 3, 1991 (Note 5)

(11) Statement regarding Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consent of Arthur Andersen LLP (Note 10)

(27) Financial Data Schedule

Notes to Exhibits


1. Copies of exhibits will be supplied upon request. There is no charge for a copy of the Lukens Inc. 1994 Annual Report to stockholders. Other exhibits will be provided at $.25 per page requested.

2. Certificate of incorporation is incorporated by reference to exhibits included in the Lukens Inc. Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 33-23405. By-laws as amended and restated June 26, 1991, are incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended June 29, 1991.

3. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-3, File No. 33-49112.

4. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 25, 1993.

5. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 26, 1992.

6. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 28, 1991.

7. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 29, 1990.

8. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 30, 1989.

9. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-4, File No. 33-10935.

10. Incorporated by reference to the section entitled "Consent of Independent Public Accountants" in this Form 10-K.