Form 10-Q
period 1995-04-01
LUKENS INC /DE/
filed 1995-05-11
CIK 60860

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE QUARTER ENDED APRIL 1, 1995


                                 OR

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934


                   Commission File Number 1-3258

                            LUKENS INC.
                       50 South First Avenue
                     Coatesville, PA 19320-0911
                           (610) 383-2000

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

Yes /x/     No

                 SHARES OUTSTANDING AS OF MAY 1, 1995
               Common Stock, $.01 Par Value, 14,667,221




                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars & shares in thousands except per share amounts)

                                                      FIRST QUARTER
                                                     13 Weeks Ended
                                                     April     March
                                                    1, 1995  26, 1994
                                                   --------- ---------
Net Sales                                      $    259,957   220,914
Operating Costs and Expenses
  Cost of products sold                             228,687   207,750
  Selling and administrative expenses                14,287    13,179
                                                   --------- ---------
   Total operating costs and expenses               242,974   220,929
                                                   --------- ---------
Operating Earnings (Loss)                            16,983       (15)
  Interest income                                        10        17
  Interest expense                                   (2,370)   (4,097)
                                                   --------- ---------
Earnings (Loss) Before Income Taxes                  14,623    (4,095)
  Income tax expense (benefit)                        5,527    (1,597)
                                                   --------- ---------
Net Earnings (Loss)                            $      9,096    (2,498)
                                                   ========= =========
  Dividend requirements for preferred stock            (490)     (502)
                                                   --------- ---------
Net Earnings (Loss) Applicable to Common Stock $      8,606    (3,000)
                                                   ========= =========
Earnings (Loss) Per Common Share
  Primary                                      $       .58     (.21)
  Fully diluted                                $       .55     (.21)

Common Shares and Equivalents Outstanding
  Primary                                            14,752    14,537
  Fully diluted                                      16,325    16,368

Cash Dividends on Common Stock-Per Share       $       .25       .25

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                    April       December
                                                   1, 1995      31, 1994
                                                  ----------   ----------
Assets

Current Assets
    Cash and cash equivalents                  $      7,954        9,806
    Receivables, less allowance of $8,324
        in 1995 and $7,569 in 1994                  138,299      120,592
    Inventories
          Products finished and in process          113,443       99,120
          Raw materials                              32,982       31,064
          Supplies                                    4,520        4,744
                                                  ----------   ----------
                                                    150,945      134,928
    Deferred income taxes                            13,695       13,695
    Prepaid expenses and other                        1,640        2,015
                                                  ----------   ----------
        Total current assets                        312,533      281,036
                                                  ----------   ----------
Plant and Equipment                                 869,171      843,405
  Less accumulated depreciation                     375,190      365,276
                                                  ----------   ----------
    Net plant and equipment                         493,981      478,129
                                                  ----------   ----------
Intangible Assets, net of accumulated amortization
  of $5,547 in 1995 and $5,038 in 1994               44,922       45,522
Deferred Income Taxes                                18,590       19,990
Other Assets                                          5,779        1,757
                                                  ----------   ----------
Total Assets                                    $   875,805      826,434
                                                  ==========   ==========

Liabilities and Stockholders' Investment

Current Liabilities
    Accounts payable                            $   100,356       87,463
    Accrued employment costs                         35,602       50,526
    Other accrued expenses                           27,132       29,433
    Current maturities of long-term debt              5,124        7,134
                                                  ----------   ----------
        Total current liabilities                   168,214      174,556
                                                  ----------   ----------
Long-Term Debt                                      247,459      201,351
Retirement Benefits
    Pensions                                         25,387       23,336
    Medical and life insurance                      141,998      140,773
Other Liabilities                                     9,655        9,361
                                                  ----------   ----------
        Total liabilities                           592,713      549,377
                                                  ----------   ----------
Commitments and Contingencies (Note 4)

Stockholders' Investment
    Series preferred stock, 1,000,000 shares authorized
      Series B ESOP convertible preferred            30,491       30,635
      (508,180 shares outstanding in 1995 and
       510,592 in 1994)
    Common stock, 40,000,000 shares authorized
      and 15,813,259 issued                             158          158
    Capital in excess of par value                   84,180       84,088
    Earnings invested                               204,715      199,586
    Foreign currency translation adjustments         (1,449)      (1,303)
    Deferred compensation - ESOP                    (21,746)     (22,767)
    Repurchased stock, at cost (1,154,239 shares    (13,257)     (13,340)
    in 1995 and 1,161,460 in 1994)
                                                  ----------   ----------
        Total stockholders' investment              283,092      277,057
                                                  ----------   ----------
Total Liabilities and Stockholders' Investment  $   875,805      826,434
                                                  ==========   ==========

The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                         FIRST QUARTER
                                                         13 Weeks Ended
                                                       April      March
                                                      1, 1995    26, 1994
                                                     ---------- ----------
Operating Activity
     Net earnings (loss)                           $     9,096     (2,498)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow from (Used for) Operating Activity
    Depreciation and amortization                       10,534     11,735
    Income taxes deferred                                1,400     (1,977)
    Provision for uncollectible accounts                 2,398      2,037
    Retirement benefit funding less than expense         3,628      2,842
    Changes in working capital affecting operations
       Accounts receivable                             (20,105)   (14,407)
       Inventories                                     (16,017)     7,666
       Prepaid expenses and other                          375      3,112
       Accounts payable                                 12,896     13,789
       Accrued expenses                                (17,349)   (19,446)
    Other, net                                            (333)      (325)
                                                     ---------- ----------
       Cash flow from (used for) operating activity    (13,477)     2,528

Financing Activity
    Long-term debt
       Borrowed                                         47,550         -
       Repaid                                           (2,447)   (20,642)
    Dividends paid                                      (4,277)    (4,283)
    Proceeds from stock options exercised                   -         204
    Other, net                                              (9)        -
                                                     ---------- ----------
       Net from (for) financing activity                40,817    (24,721)

Investing Activity
    Capital expenditures                               (25,262)   (20,751)
    Proceeds from sale of assets/subsidiaries               17     48,063
    Other, net                                          (3,947)       361
                                                     ---------- ----------
       Net from (for) investing activity               (29,192)    27,673

Cash and Cash Equivalents
    Increase (decrease)                                 (1,852)     5,480
    Start of period                                      9,806     11,483
                                                     ---------- ----------
       End of period                               $     7,954     16,963
                                                     ========== ==========

The accompanying notes are an integral part of these statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1.  Basis of Presentation
The financial statements are unaudited but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes in the 1994 Annual Report to Stockholders. Results from any interim period are not necessarily indicative of the results for a full year.

2.  Discontinued Operations
Subsequent to the end of the first quarter, our pipe-coating subsidiary was sold for approximately $10,000. With this divestiture, all subsidiaries classified as discontinued operations in 1993 have been sold. Results from discontinued operations were charged against a loss reserve established in the fourth quarter of 1993. First quarter 1995 discontinued operations results included net sales of $6,633 and a net loss of $486.

3.  Future Accounting Changes
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. We do not expect any significant write-downs of assets upon adopting this statement in 1996.

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


Item 2.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations.
       (Dollars in thousands)

Changes in Financial Condition during
the Thirteen Weeks Ended April 1, 1995

Capital Structure

Cash and cash equivalents totaled $7,954 at the end of the first quarter, a decrease of $1,852 from the end of 1994. Working capital of $144,319 was up $37,839 from the balance at the end of 1994. Higher receivable and inventory balances contributed to the increase. The current ratio was 1.9 compared to 1.6 at year-end 1994.

Debt at the end of the first quarter was $252,583, an increase of $44,098 from the beginning of the year. The increase reflected borrowings under our revolving credit agreements, primarily to finance capital expenditures and working capital requirements. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 46.6 percent, which compared to 42.1 percent at year-end 1994.

Liquidity

Operating activity required cash of $13,477 compared to 1994 first quarter cash generated from operations of $2,528. In the first quarter of 1995, higher working capital requirements contributed to a net use of cash from operations. First quarter incentive compensation payments, related to prior-year results, had a negative impact on cash flow from operations.

Based on strong business conditions, especially in the Washington Stainless Group, we expect that cash flow from operating activity will improve through the remainder of 1995. Order backlog was $218,800 at the end of the first quarter, which was 30 percent higher than year-end 1994 order backlog and 49 percent higher than at the same time last year. Overall, we expect 1995 cash flow from operating activity will be in the same range as last year. Our ability to implement the start-up of significant capital projects as planned will continue to be a significant factor to cash flow.

Financing activity generated $40,817 with net borrowings of $45,103 offset by dividend payments of $4,277. Investing activity required $29,192, primarily for capital expenditures of $25,262.

Stainless melting facilities in Coatesville, Pennsylvania, were completed in the first quarter, and the Lukens Steel Group began production of stainless steel slabs for the Washington Stainless Group. Also in the first quarter, start-up of the plate and sheet processing system at our facility in Conshohocken, Pennsylvania, began.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Because of our aggressive capital expenditure program, however, we anticipate exceeding our target long-term debt-to-capital ratio until the projected benefits of the program improve cash flow from operations and enable us to reach our target in the long term.

Results of Operations for the Quarters Ended
April 1, 1995 and March 26, 1994

Operating Results

First quarter operating earnings of $16,983 compared to an operating loss of $15 in the first quarter of 1994. The increase primarily reflected improved selling prices and strong shipment volume in the Washington Stainless Group. The Lukens Steel Group also reported higher results. The loss recorded in 1994 was largely attributable to production disruptions and maintenance costs associated with severe weather conditions. The increase in 1995 selling and administrative costs included higher incentive compensation accruals.

Sales for the first quarter were $259,957, up 18 percent from 1994 sales of $220,914. Most of the increase in sales resulted from strong business conditions in the Washington Stainless Group.

Interest Expense

Interest expense of $2,370 was down 42 percent compared to 1994 expense of $4,097. Higher amounts of capitalized interest associated with significant capital projects were recognized in 1995. Interest rates in 1995 were significantly higher than rates in 1994.

Income Taxes

The effective tax rate was 37.8 percent in 1995 and 39.0 percent in 1994. The 1994 rate included higher estimates of non-deductible expenses.

Net Earnings (Loss)

Net earnings of $9,096 in 1995 compared to a net loss of $2,498 in 1994.

Business Group Results


                                                      Operating
                                 Net Sales         Earnings (Loss)
                             1Q 1995    1Q 1994  1Q 1995   1Q 1994
                             -------    -------   -------   -------
Lukens Steel              $  119,558    110,161    4,148    (1,339)
Washington Stainless         153,789    113,417   17,920     5,290
Corporate                         -          -    (5,085)   (3,966)
Inter-group eliminations/a/  (13,390)    (2,664)      -         -
                             -------    -------   -------   -------
                          $  259,957    220,914   16,983       (15)
                             =======    =======   =======   =======

/a/ Primarily sales from the Lukens Steel Group to the Washington Stainless
Group.

Lukens Steel Group
Net sales increased 9 percent. With the completion of stainless melting facilities in Coatesville, Pennsylvania, during the first quarter, stainless slabs were manufactured and sold to the Washington Stainless Group. Sales also benefited from higher selling prices in most product lines. Shipped tons decreased 10 percent, from 172,100 tons in 1994 to 154,600 tons in 1995. Lower shipment volumes were caused primarily by disruptions from our capital expenditure program.

Earnings in 1995 benefited from higher selling prices and a more favorable shipment mix. These favorable factors were partially offset by costs associated with start-up and production disruptions of significant capital projects. The group recorded a loss in the first quarter of 1994 primarily from production disruptions and maintenance costs associated with severe weather conditions.

Washington Stainless Group
Strong market conditions in the Washington Stainless Group led to a 36 percent increase in sales. Increased shipment volumes and selling prices in most stainless product lines, and in our service center operations, resulted in the improvement. Shipments increased 20 percent, from 57,800 tons in 1994 to 69,500 tons in 1995. The sales increase led to earnings which were more than three times 1994 first quarter earnings. Higher raw material costs partially offset the earnings improvement.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with the workers' compensation hearing loss claims alleged against Lukens Steel Company, which have been previously reported, an additional 22 claims were filed during the first quarter of 1995. Of the approximately 372 hearing loss claimants, 249 have released their claims and received negotiated payments, as of April 1, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following directors were elected for a term of three years at the Annual Meeting of Stockholders on April 26, 1995:

Sandra L. Helton
  Votes For:                     14,286,106
  Votes Withheld:                   128,648

William H. Nelson, III
  Votes For:                     14,283,360
  Votes Withheld:                   131,394

Stuart J. Northrop (a)
  Votes For:                     14,660,120
  Votes Withheld:                   126,673

(a) Stuart J. Northrop is expected to retire in October 1996 pursuant to company policy.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits
  (11) Statement regarding computation of per share earnings
  (27) Financial Data Schedule

(b)    Reports on Form 8-K
  No report on Form 8-K was filed during the quarter ended April 1, 1995.







                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LUKENS INC.




  May 10, 1995                  /s/ R. W. Van Sant
                                ------------------
                                R. W. Van Sant
                                Chairman and Chief Executive Officer







  May 10, 1995                  /s/ C. B. Houghton, Jr.
                                -----------------------
                                C. B. Houghton, Jr.
                                Vice President and Controller