Form 10-Q
period 1995-07-01
LUKENS INC /DE/
filed 1995-08-09
CIK 60860

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTER ENDED JULY 1, 1995


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

     Yes /x/      No

                    SHARES OUTSTANDING AS OF JULY 28, 1995
                   Common Stock, $.01 Par Value, 14,695,862

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars & shares in thousands except per share amounts)


                                                            SECOND QUARTER               YEAR-TO-DATE
                                                         Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                           July        June            July           June
                                                         1, 1995     25, 1994         1, 1995       25, 1994
                                                       ------------ ----------- --------------- -------------
NET SALES                                           $      271,825     242,212         531,782       463,126
OPERATING COSTS AND EXPENSES
  Cost of products sold                                    237,733     213,595         466,420       421,345
  Selling and administrative expenses                       14,918      13,893          29,205        27,072
                                                       ------------ ----------- --------------- -------------
   Total operating costs and expenses                      252,651     227,488         495,625       448,417

OPERATING EARNINGS                                          19,174      14,724          36,157        14,709

  Interest expense                                          (3,824)     (3,914)         (6,184)       (7,994)
                                                       ------------ ----------- --------------- -------------
EARNINGS BEFORE INCOME TAXES                                15,350      10,810          29,973         6,715

  Income tax expense                                         5,803       4,216          11,330         2,619
                                                       ------------ ----------- --------------- -------------

NET EARNINGS                                        $        9,547       6,594          18,643         4,096
                                                       ============ =========== =============== =============

  Dividend requirements for preferred stock                   (494)       (503)           (984)       (1,005)
                                                       ------------ ----------- --------------- -------------

NET EARNINGS APPLICABLE TO COMMON STOCK             $        9,053       6,091          17,659         3,091
                                                       ============ =========== =============== =============
EARNINGS PER COMMON SHARE
  Primary                                           $          .61         .41            1.19           .21
  Fully diluted                                     $          .57         .39            1.12           .21

COMMON SHARES AND EQUIVALENTS OUTSTANDING
  Primary                                                   14,858      14,695          14,805        14,721
  Fully diluted                                             16,380      16,301          16,352        16,334

CASH DIVIDENDS ON COMMON STOCK-PER SHARE            $          .25         .25             .50           .50

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                         July           December
                                                                        1, 1995         31, 1994
                                                                      -------------   -------------
Assets
    CURRENT ASSETS
      Cash and cash equivalents                                      $       5,759           9,806
      Receivables, less allowance of $7,790
       in 1995 and $7,569 in 1994                                          133,279         120,592
      Inventories
          Products finished and in process                                 113,776          99,120
          Raw materials                                                     37,459          31,064
          Supplies                                                           4,504           4,744
                                                                      -------------   -------------
                                                                           155,739         134,928
      Deferred income taxes                                                 13,192          13,695
      Prepaid expenses and other                                             1,524           2,015
                                                                      -------------   -------------
      Total current assets                                                 309,493         281,036

    PLANT AND EQUIPMENT                                                    856,161         843,405
     Less accumulated depreciation                                         361,892         365,276
                                                                      -------------   -------------
      Net plant and equipment                                              494,269         478,129
    INTANGIBLE ASSETS,  net of accumulated amortization
     of $6,057 in 1995 and $5,038 in 1994                                   44,152          45,522
    DEFERRED INCOME TAXES                                                   18,480          19,990
    OTHER ASSETS                                                             1,506           1,757
                                                                      -------------   -------------

    TOTAL ASSETS                                                     $     867,900         826,434
                                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    CURRENT LIABILITIES
      Accounts payable                                               $      90,104          87,463
      Accrued employment costs                                              42,343          50,526
      Other accrued expenses                                                26,475          29,433
      Current maturities of long-term debt                                   9,393           7,134
                                                                      -------------   -------------
      Total current liabilities                                            168,315         174,556
                                                                      -------------   -------------

    LONG-TERM DEBT                                                         229,028         201,351
    Retirement Benefits
      Pensions                                                              27,690          23,336
      Medical and life insurance                                           143,484         140,773
    OTHER LIABILITIES                                                        8,941           9,361
                                                                      -------------   -------------
        Total liabilities                                                  577,458         549,377
                                                                      -------------   -------------
    COMMITMENTS AND CONTINGENCIES (NOTE 4)
    STOCKHOLDERS' INVESTMENT
      Series preferred stock, 1,000,000 shares authorized
       Series B ESOP convertible preferred                                  30,378          30,635
       (506,300 shares outstanding in 1995 and
       510,592 in 1994)
      Common stock, 40,000,000 shares authorized
       and 15,813,259 issued                                                   158             158
      Capital in excess of par value                                        84,805          84,088
      Earnings invested                                                    209,914         199,586
      Foreign currency translation adjustments                              (1,210)         (1,303)
      Deferred compensation - ESOP                                         (20,425)        (22,767)
      Repurchased stock, at cost (1,118,111 shares
       in 1995 and 1,161,460 in 1994)                                      (13,178)        (13,340)
                                                                      -------------   -------------
        Total stockholders' investment                                     290,442         277,057
                                                                      -------------   -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                   $     867,900         826,434
                                                                      =============   =============

       The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                             YEAR-TO-DATE
                                                        Twenty-six Weeks Ended
                                                          July          June
                                                         1, 1995      25, 1994
                                                       -----------   ----------

OPERATING ACTIVITY
    Net earnings                                     $     18,643        4,096

Adjustments to Reconcile Net Earnings to
  Cash Flow from Operating Activity
    Depreciation and amortization                          20,879       22,747
    Income taxes deferred                                   2,341         (309)
    Provision for uncollectible accounts                    4,793        5,084
    Retirement benefit funding less than expense            6,924        7,254
    Changes in working capital affecting operations
       Accounts receivable                                (22,529)     (26,288)
       Inventories                                        (22,360)      13,251
       Prepaid expenses and other                             287        2,921
       Accounts payable                                     5,359       12,648
       Accrued expenses                                    (6,135)     (14,303)
    Other, net                                                431          (64)
                                                       -----------   ----------
       Cash flow from operating activity                    8,633       27,037

FINANCING ACTIVITY
    Long-term debt
       Borrowed                                            47,550            -
       Repaid                                             (15,304)     (22,029)
    Dividends paid                                         (9,162)      (8,568)
    Proceeds from stock options exercised                     183          478
    Other, net                                                 (9)           -
                                                       -----------   ----------
       Net from (for) financing activity                   23,258      (30,119)

INVESTING ACTIVITY
    Capital expenditures                                  (48,883)     (50,569)
    Proceeds from sale of assets/subsidiaries              17,007       46,967
    Other, net                                             (4,062)         412
                                                       -----------   ----------
       Net for investing activity                         (35,938)      (3,190)

CASH AND CASH EQUIVALENTS
    Increase (decrease)                                    (4,047)      (6,272)
    Start of period                                         9,806       11,483
                                                       -----------   ----------
       End of period                                 $      5,759        5,211
                                                       ===========   ==========

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

2.   DISCONTINUED OPERATIONS

     During the second quarter of 1995, our pipe-coating subsidiary was sold for approximately $10,000. With this divestiture, all subsidiaries that were classified as discontinued operations in 1993 have been sold.

3.   FUTURE ACCOUNTING CHANGES

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount, or fair value, less costs to sell. We do not expect any significant write-downs of assets upon adopting this statement in 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          (Dollars in thousands)

CHANGES IN FINANCIAL CONDITION DURING
THE TWENTY-SIX WEEKS ENDED JULY 1, 1995

CAPITAL STRUCTURE

Cash and cash equivalents totaled $5,759 at the end of the second quarter, a decrease of $4,047 from the end of 1994. Working capital of $141,178 was up $34,698 from year-end 1994, with higher receivable and inventory balances contributing to the increase. The current ratio was 1.8 compared to 1.6 at year-end 1994.

Debt at the end of the first half totaled $238,421, an increase of $29,936 from the beginning of the year. The increase reflected borrowings under our revolving credit agreements, primarily for capital expenditures and working capital requirements. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 44.1 percent compared to 42.1 percent at year-end 1994.

LIQUIDITY

Cash flow from operating activity totaled $8,633 for the first half compared to $27,037 in the 1994 first half. The decrease from 1994 primarily reflected higher inventory requirements; largely the result of a build in stainless slabs in anticipation of a 16-day August outage at our stainless facility in Houston, Pennsylvania.

Financing activity generated $23,258 with net borrowings of $32,246 partially offset by dividend payments of $9,162. Investing activity required $35,938, primarily for capital expenditures of $48,883. Proceeds from the sale of subsidiaries and assets for the first half totaled $17,007.

During the second quarter, start-up problems were encountered at the Steckel Mill Advanced Rolling Technology (SMART) system at Conshohocken, Pennsylvania, that delayed the initiation of coiled steel production until the third quarter. As a result, the peak start-up expenses will occur during the third quarter and significant carbon steel production will be lost during the second half. Stainless melting facilities in Coatesville, Pennsylvania, were completed in the first quarter and by the end of the second quarter were ahead of our start-up schedule.

Currently, there are indications that the domestic economy is slowing and it is anticipated that a period of significant customer inventory correction will put pressure on order rates and prices, particularly in cold-rolled stainless product lines. Overall, we still anticipate an earnings improvement from 1994.


Order backlog was $195,000 at the end of the second quarter, up 16 percent from year-end 1994 and slightly higher than at the same time last year. Cash flow during the second half of 1995 should benefit from a reduction in inventory. We expect that 1995 cash flow from operating activity will be in the same range as in 1994. Our ability to implement the start-up of significant capital projects as planned will continue to be a significant factor to cash flow.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Because of our aggressive capital expenditure program, however, we anticipate exceeding our target long-term debt-to-capital ratio until the projected benefits of the program improve cash flow from operations and enable us to reach our target in the long run.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED
JULY 1, 1995 AND JUNE 25, 1994

OPERATING RESULTS

Second quarter operating earnings of $19,174 were 30 percent ahead of 1994 second quarter earnings of $14,724. Sales for the quarter were $271,825, up 12 percent from 1994 sales of $242,212. Improved results reflected higher selling prices and productivity gains in the Washington Stainless Group. The Lukens Steel Group recorded lower results largely from expenses and production disruptions associated with the start-up of capital projects. The increase in 1995 selling and administrative expenses included higher incentive compensation accruals.

INTEREST EXPENSE

Interest expense of $3,824 was down 2 percent from the 1994 expense of $3,914. The reduction reflected higher amounts of capitalized interest in 1995 that were essentially offset by interest expense from higher debt levels and higher interest rates in 1995.

INCOME TAXES

The effective tax rate was 37.8 percent in 1995 and 39.0 percent in 1994. Included in the 1994 rate was the unfavorable impact from the revaluation of net deferred tax assets following changes to Pennsylvania corporate tax rates and net operating loss deduction rules.

NET EARNINGS

Net earnings of $9,547 in the 1995 second quarter were 45 percent higher than 1994 second quarter net earnings of $6,594.

BUSINESS GROUP RESULTS

                                                         OPERATING
                                    NET SALES          EARNINGS (LOSS)
                                2Q 1995    2Q 1994   2Q 1995   2Q 1994

Lukens Steel                    $147,469   122,391     7,398     9,352
Washington Stainless             155,979   123,203    18,682     9,737
Corporate                              -         -    (4,132)   (4,025)
Inter-group eliminations(a)      (31,623)   (3,382)   (2,774)    ( 340)
                                --------- ---------  --------  --------
                                $271,825   242,212    19,174    14,724
                                ========= =========  ========  ========

(a) Eliminations primarily reflected sales from the Lukens Steel Group to the Washington Stainless Group and the related profit-in-inventory recognition. With the completion of stainless melting facilities in Coatesville, Pennsylvania, during the first quarter of 1995, stainless slabs were manufactured and sold to the Washington Stainless Group.

LUKENS STEEL GROUP

Earnings for the second quarter were down 21 percent. The decline reflected production disruptions and expenses associated with the start-up of capital expenditure projects. Higher scrap costs also impacted results. Sales for the quarter were 20 percent higher from the combination of higher selling prices and from the inter-group sales of stainless slabs, referenced in the above chart. Production disruptions were evident in the 9 percent decline in shipments, particularly in carbon and alloy product lines. Shipped tons in 1995 were 172,900 compared to 190,900 tons in 1994.


WASHINGTON STAINLESS GROUP

Strong market conditions continued during the second quarter and the group recorded a 92 percent earnings improvement on a 27 percent sales increase. Higher selling prices and production efficiencies, combined with improved results from our service center operations, resulted in the improvements. Shipments of 63,800 tons in 1995 were 4 percent below the 66,600 tons in 1994. Higher raw material costs partially offset the earnings improvement.

RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED
JULY 1, 1995 AND JUNE 25, 1994

OPERATING RESULTS

Operating earnings for the first half of $36,157 were substantially higher than 1994 earnings of $14,709. The increase primarily reflected the favorable impact of higher selling prices and productivity gains in the Washington Stainless Group. The Lukens Steel Group also reported higher results. Included in 1994 earnings was the impact of production disruptions and maintenance costs associated with severe weather conditions during the first quarter. The increase in 1995 selling and administrative expenses included higher incentive compensation accruals.

Sales for the first half of $531,782 were 15 percent ahead of 1994 sales of $463,126. Most of the increase resulted from the strong business conditions in the Washington Stainless Group.

INTEREST EXPENSE

Interest expense of $6,184 was down 23 percent compared to the 1994 expense of $7,994. 1995 expense included higher amounts of capitalized interest that were partially offset by interest expense from higher debt levels and higher interest rates.

INCOME TAXES

The effective tax rate was 37.8 percent in 1995 and 39.0 percent in 1994. Included in the 1994 rate was the unfavorable impact from the revaluation of net deferred tax assets following changes to Pennsylvania corporate tax rates and net operating loss deduction rules.

NET EARNINGS

Net earnings of $18,643 in 1995 compared to net earnings of $4,096 in 1994.

BUSINESS GROUP RESULTS

                                                           OPERATING
                                     NET SALES          EARNINGS (LOSS)
                                YTD 1995   YTD 1994    YTD 1995    YTD 1994
Lukens Steel                    $267,027    232,552     11,476       8,143
Washington Stainless             309,768    236,620     36,602      15,027
Corporate                              -          -     (9,217)     (7,991)
Inter-group eliminations(a)      (45,013)    (6,046)    (2,704)     (  470)
                                ---------  ---------   ---------  ---------
                                $531,782    463,126     36,157      14,709
                                =========  =========   =========  =========

(a) Eliminations primarily reflected sales from the Lukens Steel Group to the Washington Stainless Group and the related profit-in-inventory recognition. With the completion of stainless melting facilities in Coatesville, Pennsylvania, during the first quarter of 1995, stainless slabs were manufactured and sold to the Washington Stainless Group.


LUKENS STEEL GROUP

Sales for the first half were up 15 percent from the combination of higher selling prices and the inter-group sales of stainless slabs, referenced in the above chart. Shipments for the period were 327,500 tons, down 10 percent from 1994 first half shipments of 363,000 tons. The decline, particularly in carbon and alloy product lines, reflected the impact of production disruptions from the start-up of capital expenditure projects.

Earnings for the first half were up 41 percent. 1995 earnings were limited by production disruptions and expenses associated with the start-up of capital expenditure projects. Higher scrap costs also impacted results. Included in 1994 results was the impact of production disruptions and maintenance costs associated with severe weather conditions that resulted in a loss for the first quarter of 1994.

WASHINGTON STAINLESS GROUP

Strong market conditions, evidenced by higher selling prices and shipment levels, led to a 31 percent increase in sales. Shipments for the first half were 133,300 tons, up 7 percent from 1994 shipments of 124,400. The sales improvements coupled with productivity gains translated into a strong earnings improvement from the first half of 1994. Higher raw material costs partially offset the earnings improvement.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


As of the end of the 1995 second quarter, 111 active claims remain of the total 394 workers' compensation hearing loss claims alleged against Lukens Steel Company, which have been previously reported.

In connection with the workers' compensation hearing loss claims alleged against Washington Steel Corporation, which have been previously reported, 7 additional claims were filed during the second quarter of 1995, bringing the total of such claims to 29 as of the end of the second quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     (11) Statement regarding computation of per share earnings
     (27) Financial Data Schedule

(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the quarter ended July 1, 1995.