Form 10-Q
period 1995-09-30
LUKENS INC /DE/
filed 1995-11-09
CIK 60860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

     Yes /x/   No

                   SHARES OUTSTANDING AS OF OCTOBER 27, 1995
                    Common Stock, $.01 Par Value, 14,733,351

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)

                                                          THIRD QUARTER      YEAR-TO-DATE
                                                         13 Weeks Ended     39 Weeks Ended
                                                      September September September September
                                                      30, 1995  24, 1994  30, 1995  24, 1994
                                                      --------- --------  --------- ---------
Net Sales                                          $   254,660  231,463    786,442   694,589
Operating Costs and Expenses
  Cost of products sold                                222,825  202,959    689,245   624,304
  Selling and administrative expenses                   14,307   12,595     43,512    39,667
                                                      --------- --------  --------- ---------
   Total operating costs and expenses                  237,132  215,554    732,757   663,971
                                                      --------- --------  --------- ---------
Operating Earnings                                      17,528   15,909     53,685    30,618

  Interest expense                                      (3,545)  (3,831)    (9,729)  (11,825)
                                                      --------- --------  --------- ---------
Earnings Before Income Taxes                            13,983   12,078     43,956    18,793
  Income tax expense                                     5,285    4,710     16,615     7,329
                                                      --------- --------  --------- ---------
Net Earnings                                       $     8,698    7,368     27,341    11,464
                                                      ========= ========  ========= =========
  Dividend requirements for preferred stock               (488)    (498)    (1,472)   (1,503)
                                                      --------- --------  --------- ---------
Net Earnings Applicable to Common Stock            $     8,210    6,870     25,869     9,961
                                                      ========= ========  ========= =========
Earnings Per Common Share
  Primary                                          $       .55      .47       1.75       .68
  Fully diluted                                    $       .52      .44       1.65       .67

Common Shares and Equivalents Outstanding
  Primary                                               14,853   14,774     14,820    14,739
  Fully diluted                                         16,352   16,356     16,351    16,342

Cash Dividends on Common Stock - Per Share         $       .25      .25        .75       .75

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                  September     December
                                                                   30, 1995     31, 1994
                                                                  ----------   ----------
Assets

Current Assets
    Cash and cash equivalents                                  $      7,166        9,806
    Receivables, less allowance of $7,906
        in 1995 and $7,569 in 1994                                  133,059      120,592
    Inventories
          Products finished and in process                          132,866       99,120
          Raw materials                                              33,751       31,064
          Supplies                                                    5,297        4,744
                                                                  ----------   ----------
                                                                    171,914      134,928
    Deferred income taxes                                            13,192       13,695
    Prepaid expenses and other                                        2,291        2,015
                                                                  ----------   ----------
        Total current assets                                        327,622      281,036
                                                                  ----------   ----------
Plant and Equipment                                                 884,744      843,405
  Less accumulated depreciation                                     371,438      365,276
                                                                  ----------   ----------
    Net plant and equipment                                         513,306      478,129
                                                                  ----------   ----------
Intangible Assets, net of accumulated amortization
  of $6,567 in 1995 and $5,038 in 1994                               50,354       45,522
Deferred Income Taxes                                                16,406       19,990
Other Assets                                                          1,236        1,757
                                                                  ----------   ----------
Total Assets                                                    $   908,924      826,434
                                                                  ==========   ==========

Liabilities and Stockholders' Investment

Current Liabilities
    Accounts payable                                            $    97,985       87,463
    Accrued employment costs                                         49,273       50,526
    Other accrued expenses                                           24,836       29,433
    Current maturities of long-term debt                             10,680        7,134
                                                                  ----------   ----------
        Total current liabilities                                   182,774      174,556
                                                                  ----------   ----------
Long-Term Debt                                                      250,386      201,351
Retirement Benefits
    Pensions                                                         26,572       23,336
    Medical and life insurance                                      145,101      140,773
Other Liabilities                                                     8,669        9,361
                                                                  ----------   ----------
        Total liabilities                                           613,502      549,377
                                                                  ----------   ----------
Commitments and Contingencies (Note 4)

Stockholders' Investment
    Series preferred stock, 1,000,000 shares authorized
      Series B ESOP convertible preferred                            29,717       30,635
      (495,283 shares outstanding in 1995 and
       510,592 in 1994)
    Common stock, 40,000,000 shares authorized
      and 15,813,259 issued                                             158          158
    Capital in excess of par value                                   85,152       84,088
    Earnings invested                                               214,442      199,586
    Foreign currency translation adjustments                           (894)      (1,303)
    Deferred compensation - ESOP                                    (20,425)     (22,767)
    Repurchased stock, at cost (1,079,910 shares                    (12,728)     (13,340)
    in 1995 and 1,161,460 in 1994)
                                                                  ----------   ----------
        Total stockholders' investment                              295,422      277,057
                                                                  ----------   ----------
Total Liabilities and Stockholders' Investment                  $   908,924      826,434
                                                                  ==========   ==========

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                      YEAR-TO-DATE
                                                                     39 Weeks Ended
                                                                 September    September
                                                                 30, 1995     24, 1994
                                                                -----------  -----------
Operating Activity
     Net earnings                                             $     27,341       11,464

Adjustments to Reconcile Net Earnings to
  Cash Flow from Operating Activity
    Depreciation and amortization                                   31,018       33,223
    Income taxes deferred                                            4,415        2,369
    Provision for uncollectible accounts                             7,340        7,852
    Retirement benefit funding less than expense                       750       10,251
    Changes in working capital affecting operations
       Accounts receivable                                         (24,856)     (36,835)
       Inventories                                                 (38,535)      16,593
       Prepaid expenses and other                                     (480)       1,246
       Accounts payable                                             12,646        8,072
       Accrued expenses                                               (845)     (12,932)
    Other, net                                                         727       (1,083)
                                                                -----------  -----------
       Cash flow from operating activity                            19,521       40,220

Financing Activity
    Long-term debt
       Borrowed                                                     70,350       15,100
       Repaid                                                      (15,475)     (22,338)
    Dividends paid                                                 (12,843)     (12,860)
    Proceeds from stock options exercised                              408          581
    Other, net                                                         (12)          -
                                                                -----------  -----------
       Net from (for) financing activity                            42,428      (19,517)

Investing Activity
    Capital expenditures                                           (77,769)     (79,116)
    Proceeds from sale of assets/subsidiaries                       17,007       57,182
    Other, net                                                      (3,827)         395
                                                                -----------  -----------
       Net for investing activity                                  (64,589)     (21,539)

Cash and Cash Equivalents
    Increase (decrease)                                             (2,640)        (836)
    Start of period                                                  9,806       11,483
                                                                -----------  -----------
       End of period                                          $      7,166       10,647
                                                                ===========  ===========

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

3.   Future Accounting Changes

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995. This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. Although asset impairment is always a possibility from changes in business condition, strategy and organization, we do not expect the adoption of this statement in 1996 to result in any significant write-downs of assets.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          (Dollars in thousands)

Changes in Financial Condition during
the Thirty-nine Weeks Ended September 30, 1995

Capital Structure

Cash and cash equivalents totaled $7,166 at the end of the third quarter, a decrease of $2,640 from the end of 1994. Working capital of $144,848 was up $38,368 from year-end 1994, with higher receivable and inventory balances contributing to the increase. The current ratio was 1.8 compared to 1.6 at year-end 1994.

Debt at the end of the third quarter totaled $261,066, an increase of $52,581 from the beginning of the year. The increase reflected borrowings under our revolving credit agreements, primarily for capital expenditures and working capital requirements. Included in working capital requirements was a $10,144 pension contribution to the bargaining unit plan of Lukens Steel Company in Coatesville, Pennsylvania. The contribution resulted in an increase of Intangible Assets recognized in the Consolidated Balance Sheets. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was
45.9 percent compared to 42.1 percent at year-end 1994.

Liquidity

Cash flow from operating activity totaled $19,521 for the first three quarters compared to $40,220 in the comparable 1994 period. The decrease from 1994 primarily reflected higher inventory requirements. The pension contribution discussed above also reduced 1995 cash flow compared to 1994.

Financing activity generated $42,428 with net borrowings of $54,875 partially offset by dividend payments of $12,843. Investing activity required $64,589, primarily for capital expenditures of $77,769. Proceeds from the sale of subsidiaries and assets for the first three quarters totaled $17,007.

During the third quarter, coiled carbon steel production was initiated at the Steckel Mill Advanced Rolling Technology (SMART/SM/) system at Conshohocken, Pennsylvania. The start-up of the SMART system continued to result in production disruptions, including the loss of significant carbon steel production. The start-up program is expected to continue on schedule during the fourth quarter, although we should be past the peak expenditures and disruptions.

During the third quarter, a customer inventory correction put pressure on order rates and shipments of cold-rolled stainless products, and is expected to continue for the remainder of the year. Order backlog was $153,700 at the end of the third quarter, down 9 percent from the beginning of the year and 5 percent from the same time last year. Overall, we still anticipate an earnings improvement from 1994.

Cash flow during the fourth quarter of 1995 should benefit from a reduction in inventory, and we expect that 1995 cash flow from operating activity will approach 1994 levels. Our ability to implement the start-up of significant capital projects as planned will continue to be a significant factor to cash flow.

Preliminary discussions in preparation for negotiations have begun with the bargaining unit of Lukens Steel Company in Coatesville, Pennsylvania. The current contract expires on January 31, 1996.

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

Results of Operations for the Quarters Ended
September 30, 1995 and September 24, 1994

Operating Results

Sales for the quarter were $254,660, up 10 percent from 1994 sales of $231,463. Third quarter operating earnings of $17,528 were 10 percent ahead of 1994 third quarter earnings of $15,909. The increase was attributable to the Washington Stainless Group, which benefited from higher selling prices and higher earnings from the service center operations. The Lukens Steel Group recorded lower results largely from expenses and production disruptions associated with the start-up of capital projects. The increase in 1995 selling and administrative expenses included higher incentive compensation accruals.

Interest Expense

Interest expense of $3,545 was down 7 percent from the 1994 expense of $3,831. The reduction reflected higher amounts of capitalized interest in 1995 that were partially offset by interest expense from higher debt levels and higher interest rates in 1995.

Income Taxes

The effective tax rate was 37.8 percent in 1995 and 39.0 percent in 1994. Included in the 1994 rate was the unfavorable impact from the revaluation of net deferred tax assets following changes to Pennsylvania corporate tax rates and net operating loss deduction rules.

Net Earnings

Net earnings of $8,698 in the 1995 third quarter were 18 percent higher than 1994 third quarter net earnings of $7,368.


Business Group Results

                                                          Operating
                                     Net Sales          Earnings (Loss)
                                 3Q 1995   3Q 1994     3Q 1995   3Q 1994
Lukens Steel                    $135,133   113,955       8,376     8,912
Washington Stainless             149,136   120,517      13,679    10,775
Corporate                              -         -      (4,377)   (3,890)
Inter-group eliminations(a)      (29,609)   (3,009)       (150)      112
                                --------   -------      ------    ------
                                $254,660   231,463      17,528    15,909
                                ========   =======      ======    ======

(a) Eliminations primarily reflected sales from the Lukens Steel Group to the Washington Stainless Group and the related profit-in-inventory recognition. With the completion of stainless melting facilities in Coatesville, Pennsylvania, during the first quarter of 1995, stainless slabs were manufactured and sold to the Washington Stainless Group.

Lukens Steel Group

Earnings for the third quarter were down 6 percent. The decline reflected production disruptions and expenses associated with the start-up of capital expenditure projects. Higher scrap costs also impacted results. Sales for the quarter were up 19 percent from the combination of higher selling prices and from the inter-group sales of stainless slabs, referenced in the above chart. Production disruptions were evident in the 10 percent decline in shipments, particularly in carbon product lines. Shipped tons in 1995 were 154,900 compared to 171,700 tons in 1994.

Washington Stainless Group

The group recorded a 27 percent earnings improvement on a 24 percent sales increase. Higher selling prices combined with improved results from our service center operations resulted in the increase. The earnings increase was limited by higher raw material costs and a customer inventory correction that reduced shipments in cold-rolled products. Shipments totaled 61,000 tons in 1995, 16 percent below the 72,500 tons in 1994.

Results of Operations for the Thirty-nine Weeks Ended
September 30, 1995 and September 24, 1994

Operating Results

Operating earnings of $53,685 were 75 percent higher than 1994 earnings of $30,618. The increase primarily reflected the favorable impact of higher selling prices and productivity gains in the Washington Stainless Group. Included in 1994 earnings was the impact of production disruptions and maintenance costs associated with severe weather conditions during the first quarter. The increase in 1995 selling and administrative expenses included higher incentive compensation accruals.

Sales of $786,442 for the three quarters were 13 percent ahead of 1994 sales of $694,589. Most of the increase resulted from the Washington Stainless Group, which benefited from higher selling prices.

Interest Expense

Interest expense of $9,729 was down 18 percent compared to the 1994 expense of $11,825. The 1995 expense included higher amounts of capitalized interest that were partially offset by interest expense from higher debt levels and higher interest rates.

Income Taxes

The effective tax rate was 37.8 percent in 1995 and 39.0 percent in 1994. Included in the 1994 rate was the unfavorable impact from the revaluation of net deferred tax assets following changes to Pennsylvania corporate tax rates and net operating loss deduction rules.

Net Earnings

Net earnings were $27,341 in 1995 compared to $11,464 in 1994.

Business Group Results

                                                            Operating
                                     Net Sales           Earnings (Loss)
                                YTD 1995   YTD 1994    YTD 1995   YTD 1994
Lukens Steel                    $402,160    346,507      19,852     17,055
Washington Stainless             458,904    357,137      50,281     25,802
Corporate                              -          -     (13,594)   (11,881)
Inter-group eliminations(a)      (74,622)    (9,055)     (2,854)      (358)
                                --------    -------     -------    -------
                                $786,442    694,589      53,685     30,618
                                ========    =======     =======    =======

(a) Eliminations primarily reflected sales from the Lukens Steel Group to the Washington Stainless Group and the related profit-in-inventory recognition. With the completion of stainless melting facilities in Coatesville, Pennsylvania, during the first quarter of 1995, stainless slabs were manufactured and sold to the Washington Stainless Group.


Lukens Steel Group

Sales for the first three quarters of 1995 were up 16 percent from the combination of higher selling prices and the inter-group sales of stainless slabs, referenced in the above chart. Shipments for the period were 482,400 tons, down 10 percent from 1994 shipments of 534,700 tons. The decline, particularly in carbon product lines, reflected the impact of production disruptions from the start-up of capital expenditure projects.

Earnings were also up 16 percent. The 1995 earnings were limited by production disruptions and expenses associated with the start-up of capital expenditure projects. Included in 1994 results was the impact of production disruptions and maintenance costs associated with severe weather conditions that resulted in a loss for the first quarter of 1994.

Washington Stainless Group

Higher selling prices led to a 28 percent increase in sales. A customer inventory correction during the third quarter, which reduced order rates and shipments of cold-rolled products, is expected to continue for the remainder of the year. Shipments for the first three quarters were 194,300 tons, slightly lower than 1994 shipments of 196,900 tons. The sales improvement coupled with productivity gains translated into a strong earnings improvement from the first three quarters of 1994. Higher raw material costs partially offset the earnings improvement.

                          PART II - OTHER INFORMATION

Item 5.  Other Information.


During the third quarter, Rod F. Dammeyer was appointed to the Board of Directors. Mr. Dammeyer, 54, is president, chief executive officer and a director of Anixter International Inc. (formerly known as Itel Corporation until August 31, 1995), based in Chicago, Illinois.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     (10.1) Lukens Inc. Supplemental Retirement Plan for Designated Executives, as amended and restated
     (10.2) Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants, as amended and restated
     (10.3)  Lukens Performance Incentive Plan, effective commencing in 1995
     (11)    Statement regarding computation of per share earnings
     (27)    Financial Data Schedule

(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LUKENS INC.



     November 2, 1995                       R. W. Van Sant
                                            ----------------------
                                            R. W. Van Sant
                                            Chairman and Chief Executive Officer



     November 2, 1995                       C. B. Houghton, Jr.
                                            ----------------------
                                            C. B. Houghton, Jr.
                                            Vice President and Controller