Form 10-K405
period 1995-12-30
LUKENS INC /DE/
filed 1996-03-26
CIK 60860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

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

     Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class                    Exchange on Which Registered
              Common Stock, $.01 Par Value        New York Stock Exchange
              7.625% Notes Due 2004               Not Listed
              6.5% Medium-Term Notes,
               Series A, Due 2006                 Not Listed

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based on the closing price of March 1, 1996, the aggregate market value of common stock held by nonaffiliates of the registrant was $316.1 million.

     The number of common shares outstanding of the registrant was 14,775,544 as of March 1, 1996.

     DOCUMENTS INCORPORATED BY REFERENCE
     (1) Proxy Statement for Stockholder Meeting on April 24, 1996      Part III

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

As part of a program adopted in 1993 to focus Lukens' resources on its steel businesses, the subsidiaries previously reported in the Corrosion Protection Group, Safety Products Group and most subsidiaries in the Diversified Group were classified as discontinued operations. With the divestiture of a pipe-coating subsidiary during the second quarter of 1995, all subsidiaries that were classified as discontinued operations in 1993 have been sold.

Business Groups

Lukens has two business groups, the Lukens Steel Group and the Washington Stainless Group. Financial information for these business groups is incorporated herein by reference to Note 3 to the financial statements included in Part II, Item 8 of this Form 10-K. The chart below outlines the business group composition of consolidated net sales for each of the last three years.


                    Composition of Consolidated Net Sales by
                                 Business Group

                                          1995        1994       1993
                                       --------    --------   --------
    Lukens Steel                    %     50.8        50.3        51.6

    Washington Stainless                  57.8        51.1        48.4

    Inter-group eliminations              (8.6)       (1.4)          -
                                       --------    --------   --------
    Total                           %    100.0       100.0       100.0
                                       ========    ========   ========

Lukens Steel Group

The Lukens Steel Group specializes in the production of carbon, alloy and clad steel plate. Lukens Steel Company ranks as one of the three largest domestic plate steel producers and is the largest domestic producer in the alloy plate market. During the first quarter of 1995, stainless melting was initiated at the Coatesville, Pennsylvania, plant. There are several domestic and foreign competitors. Major competitors are United States Steel, a subsidiary of the USX Corporation, and Bethlehem Steel Corporation.

Lukens Steel's competitive position is enhanced by a concentration on plate with a product line that includes a wide range of plate sizes and grades. In addition to price and quality, customer satisfaction, measured by factors like shipped-on-time performance and production lead times, has become increasingly important in the competitive environment. Price competition has been and is expected to remain intense.

Products are sold primarily by an in-house sales force. Steel service centers are the largest market for the group, accounting for approximately 40 percent of annual shipments in the last three years. The Lukens Steel Group supplies a wide range of markets in the capital goods sector of the economy, including markets for:

          .    Machinery and Industrial Equipment
          .    Infrastructure
          .    Environmental and Energy
          .    Transportation.

Some sales involve government contracts which may be subject to termination or renegotiation. Terminations for convenience of the government generally provide for payments to a contractor for its costs and a portion of its profit. Lukens does not expect any material portion of its business to be terminated or renegotiated.

Raw materials used in the production of carbon and alloy steel plate include carbon scrap, alloy scrap and alloy additives. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the domestic steel industry, the quantity of scrap exported, currency exchange rates, and world political and economic conditions. Scrap remains readily available, but scrap costs remained at relatively high levels in 1995 and 1994.

Principal energy sources used in production include electricity and natural gas. Limited propane gas back-up systems are available at our manufacturing facilities in the event of natural gas supply restrictions. Forward exchange or hedge contracts for the purchase of natural gas are used to manage the group's exposure to price volatility.

Washington Stainless Group

Washington Steel Corporation is the largest subsidiary in the group, representing 71 percent of the group's sales in 1995. This subsidiary specializes in the manufacture and marketing of stainless steel sheet, strip, plate, hot band and slabs. Primary competitors include Allegheny Ludlum Corporation, J&L Specialty Steel, Inc., North American Stainless Corporation and Armco Inc. Washington Steel's competitive position is built on the ability to serve niche markets by providing a wide range of quality products.

Similar to the competitive environment in the Lukens Steel Group, customer satisfaction, measured by factors like shipped-on-time performance and production lead times, has become increasingly important. Price and quality remain significant factors in the competitive environment. Strong demand for stainless steel products over the last two years has resulted in selling price increases in most product lines. During the second half of the year, inventory corrections by our customers put pressure on shipments of cold-rolled stainless products. Although we have seen stronger order rates early in 1996, the soft market continued through the first quarter of 1996.

Washington Specialty Metals Corporation is a service and distribution center that specializes in stainless steel. There are numerous competitors on both a national and a regional scale. Washington Specialty Metals is a leading distributor of flat-rolled stainless steel.

Products are sold primarily by the group's own sales organizations. Service centers are the largest market for the group, accounting for approximately 38 percent of annual shipments in the last three years. The Washington Stainless Group ultimately supplies diverse markets, including:

          .    Process Industries
          .    Food Service Equipment
          .    Architecture and Construction
          .    Transportation
          .    Consumer Durables.

Raw materials used in production include stainless scrap, chrome, nickel and molybdenum. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the worldwide stainless steel industry, the quantity of scrap exported, currency exchange rates, and world political and economic conditions. Nickel costs remain highly volatile. Forward exchange or hedge contracts for nickel are used to manage the group's exposure to market price volatility. The current selling price structure provides for nickel surcharges to offset the increase in costs. Principal energy sources used in production include electricity and natural gas.

Sales Order Backlog
(Dollars in thousands)

Listed below is the backlog from continuing operations at the end of 1995 and 1994. The backlog at year-end 1995 is anticipated to be shipped in 1996.

                                           12/30/95   12/31/94
                                         ----------   --------
    Lukens Steel                      $      94,363     76,898

    Washington Stainless                     44,868     95,921

    Inter-group eliminations                 (3,947)    (4,311)
                                         ----------   --------
    Total                             $     135,284    168,508
                                         ==========   ========

Environment

Lukens is subject to Federal, state, and local environmental laws and regulations. An environmental committee meets quarterly to review environmental and remediation issues. Also, outside consultants are used on certain technical issues. The trend for tighter environmental standards is expected to result in higher waste disposal and monitoring costs, and additional capital expenditures in the long term.

In 1995, capital expenditures for environmental compliance projects were $14.8 million, primarily for expanded pollution control equipment at the melting facility of Washington Steel Corporation. In 1996 and 1997, capital expenditures are anticipated to be approximately $9 million and $6 million, respectively.

Lukens is a potentially responsible party under Superfund law at certain waste disposal sites. The company's exposure to remediation costs at these sites depends upon several factors, including changing laws and regulations, and the allocation of costs among all potentially responsible parties. Our exposure is expected to be limited based on the volumes of waste that might be attributable to Lukens, and the number and financial strength of other potentially responsible parties. Based on information currently available, management believes any future costs in excess of amounts already accrued will not have a material adverse effect on the company's long-term financial condition, results of operations or competitive position.

Employees

The average number of employees during 1995 was 3,660. A new labor contract was ratified for the bargaining unit employees at the Coatesville, Pennsylvania, facility during the first quarter of 1996. The contract provides for improvements in compensation and benefits, and terminates on January 31, 2000.

ITEM 2.   PROPERTIES.

Capital Expenditure Program

Capital expenditures in 1995 of $104.1 million were part of a five-year program that began in 1993. The program is aimed at promoting synergies between the Lukens Steel Group and the Washington Stainless Group, and expanding our product lines to take advantage of anticipated long-term growth in stainless steel markets. The centerpiece of the program is the installation of the Steckel Mill Advanced Rolling Technology (SMART/(R)/) system at our facility in Conshohocken, Pennsylvania. The new system utilizes Steckel rolling technology and will process products for our carbon, alloy and stainless product lines. The commissioning of the SMART system was delayed by significant system disruptions and start-up issues, which are not uncommon in a project of this complexity. By the end of the year, we expect to benefit from a wide range of SMART system capabilities.

A key component in our stainless steel business strategy is the installation of the wide anneal and pickle line at the Massillon, Ohio, facility. The project is expected to be ready for production in the second half of 1996.

Lukens Steel Group

Raw steel is produced by an electric arc furnace at the Coatesville, Pennsylvania, plant. Approximately 66 percent of 1995 production at this facility was continuously cast into slabs, with the balance used for ingots. During the first quarter of 1995, stainless melting was initiated at the Coatesville plant. Rolling, finishing and fabrication facilities are located in Coatesville and Conshohocken, Pennsylvania. A relatively small fabrication facility is located in Newton, North Carolina. Capacity was limited in 1995 due to production disruptions associated with the start-up of capital expenditure projects. In 1996, steel slabs will continue to be purchased to supplement melting capacity. Capacity of other facilities is considered adequate to support projected sales.

Washington Stainless Group

Washington Steel Corporation has melting, continuous casting and rolling facilities in Houston, Pennsylvania. Both the Washington, Pennsylvania, and Massillon, Ohio, facilities have rolling and finishing facilities. Utilization of these facilities ranged between 75 percent and capacity in 1995. Our stainless melting facility operated near capacity through most of 1995. Capacity of facilities is considered adequate to support projected sales.

Washington Specialty Metals Corporation has fabrication and distribution facilities in Wheeling and Carol Stream, Illinois, and Lawrenceville, Georgia. Additional distribution centers are listed below.

          .  Carrollton, Texas               .  Youngsville, North Carolina
          .  Tampa, Florida                  .  Brampton, Ontario, Canada
          .  Vaudreuil, Quebec, Canada

ITEM 3.   LEGAL PROCEEDINGS.

Since 1992, approximately 394 current and former employees have filed workers' compensation hearing loss claims before the Pennsylvania Workers' Compensation Board against Lukens Steel Company, a wholly-owned subsidiary. Reserves totaling $5.6 million were established to cover potential awards and defense costs resulting from these claims. As of year-end 1995, an aggregate of 331 workers' compensation claimants had released their claims and received negotiated payments which were, in the aggregate, within the amount of the established reserve.

Since 1994, approximately 29 workers' compensation claims alleging hearing loss have been filed by current and former employees before the Pennsylvania Workers' Compensation Board against Washington Steel Corporation, a wholly-owned subsidiary. A $.9 million reserve was established to cover potential awards and defense costs resulting from these claims.

In the opinion of management, remaining reserves are adequate to cover potential awards and defense costs resulting from these claims.

Lukens is involved in litigation and administrative proceedings which seek the recovery of response costs with respect to certain waste disposal sites and is a potentially responsible party under Superfund law at some of these sites. Lukens' potential exposure in these actions will vary according to the amount of responsibility attributed to Lukens, the allocation of responsibility among, and financial viability of, other responsible parties, and the method and duration of remedial action. Based on information currently available, in the opinion of management, any liabilities arising from these sites in excess of amounts already accrued will not have a material adverse effect on the company's long-term financial condition, results of operations or competitive position.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following executive officers were elected by the Board of Directors until their respective successors are elected:

                                                               Executive Officer
Executive Officer/Title                           Age                 Since
-----------------------                           ---          -----------------

R. W. Van Sant                                     57               October 1991
Chairman and Chief Executive Officer

John H. Bucher                                     56                 April 1993
Vice President-Technology

C. B. Houghton, Jr.                                55              November 1994
Vice President and Controller

T. Grant John                                      57              February 1993
Senior Vice President-Commercial

Richard D. Luzzi                                   44              February 1993
Vice President-Human Resources

James J. Norton                                    39                 April 1992
Vice President-President and Chief Operating
Officer-Washington Specialty Metals

Frederick J. Smith                                 52                 April 1993
Senior Vice President-Operations

William D. Sprague                                 54               October 1988
Vice President, General Counsel and Secretary

John C. van Roden, Jr.                             47              February 1987
Senior Vice President, Chief Financial Officer and Treasurer

Listed below are executive officers that have been employed by Lukens in an executive or managerial capacity for less than five years.

     R. W. Van Sant was previously the president and chief executive officer and a director of Blount, Inc. Prior to his association with Blount in 1987, he served as president and chief operating officer and a director of the Cessna Aircraft Company. He had earlier served as vice president of manufacturing and engineering at Deere and Company, where he was employed for 26 years.

     T. Grant John was previously with the Axel Johnson Group, a privately-owned Swedish company with extensive holdings of stainless steel businesses. During his 14 years with Axel Johnson, Mr. John held operating and management positions in the corporation's United States operations. In 1985, Mr. John was appointed a corporate vice president of Axel Johnson, Inc.

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

ITEM 6.   SELECTED FINANCIAL DATA.

Selected Financial Highlights for Eleven Years


                                                                              1995/a/     1994/a/     1993/a/     1992/a/
-------------------------------------------------------------------------------------   ---------   ---------   ---------
For The Year
  Net sales                                                                $1,049,158     947,013     862,072     695,772
  -----------------------------------------------------------------------------------   ---------   ---------   ---------
  Operating earnings                                                           67,980      49,570      36,602      51,820
  Net non-operating (expense) income                                          (13,471)    (13,213)    (16,319)    (12,737)
  Income tax expense (benefit)                                                 20,495      14,179       7,161      15,289
  -----------------------------------------------------------------------------------   ---------   ---------   ---------
  Earnings (loss) from continuing operations                                   34,014      22,178      13,122      23,794
  Discontinued operations, net of tax                                              --          --       2,780       9,261
  -----------------------------------------------------------------------------------   ---------   ---------   ---------
  Net earnings (loss) before cumulative effect of accounting changes           34,014      22,178      15,902      33,055
    Per common share -- primary
      Continuing operations                                                      2.16        1.37         .76        1.63
      Discontinued operations                                                      --          --         .19         .68
      -------------------------------------------------------------------------------   ---------   ---------   ---------
      Net earnings (loss)                                                        2.16        1.37         .95        2.31
    Percent of stockholders' investment -- start of year                   %     12.3         8.3         4.8        13.3
    Shares and equivalents outstanding -- weighted average                     14,825      14,743      14,781      13,603
    ---------------------------------------------------------------------------------   ---------   ---------   ---------
  Cash dividends -- common                                                     14,696      14,583      14,508      13,374
    Per share                                                                    1.00        1.00        1.00        1.00
    ---------------------------------------------------------------------------------   ---------   ---------   ---------
  Cash flow from operations                                                    85,491      79,180      72,290      59,184
  Depreciation and amortization                                                41,304      43,962      45,488      39,232
  Capital expenditures                                                        104,120     120,342      67,424      36,002
  Average number of employees                                                   3,660       4,060       4,769       4,240
-------------------------------------------------------------------------------------------------------------------------

At Year-End
  Inventories                                                              $  163,125     134,928     160,060     150,187
  Current assets                                                              314,891     281,036     307,739     294,388
  Working capital                                                             106,221     106,480     146,034     142,466
    Current ratio                                                                 1.5         1.6         1.9         1.9
  Plant and equipment, net of depreciation                                    529,432     478,129     431,853     410,206
  Total assets                                                                919,663     826,434     817,178     760,045
  -----------------------------------------------------------------------------------   ---------   ---------   ---------
  Long-term debt                                                              217,339     201,351     220,768     218,903
  Total debt                                                                  228,189     208,485     226,589     223,275
  -----------------------------------------------------------------------------------   ---------   ---------   ---------
  Stockholders' investment                                                    298,719     277,057     266,754     329,073
    Per common share                                                            20.27       18.91       18.36       22.77
  Common shares outstanding                                                    14,736      14,652      14,529      14,455
  Stockholders of record                                                        5,700       6,000       5,600       4,700
-------------------------------------------------------------------------------------------------------------------------

/a/ Includes results from the Washington Steel Corporation acquisition on April 24, 1992.


                                                     Financial Information -- 40


   1991       1990       1989       1988       1987       1986       1985
--------   --------   --------   --------   --------   --------   --------

 423,154    488,217    476,838    450,779    363,614    276,027    293,134
--------   --------   --------   --------   --------   --------   --------
  22,006     59,376     60,025     51,732     37,358     14,190      3,247
     225       (686)    (2,758)    (4,739)    (5,725)    (5,772)    (5,550)
   8,432     21,829     21,275     17,205     14,188      4,772     (1,864)
--------   --------   --------   --------   --------   --------   --------
  13,799     36,861     35,992     29,788     17,445      3,646       (439)
   9,197      7,291      5,502      3,600      4,217      5,128     (3,750)
--------   --------   --------   --------   --------   --------   --------
  22,996     44,152     41,494     33,388     21,662      8,774     (4,189)

     .96       2.80       2.72       2.33       1.38        .32       (.03)
     .72        .58        .43        .28        .34        .45       (.33)
--------   --------   --------   --------   --------   --------   --------
    1.68       3.38       3.15       2.61       1.72        .77       (.36)
     9.7       21.8       22.9       22.1       16.7        7.6       (3.3)
  12,699     12,572     12,732     12,812     12,585     11,462     11,483
--------   --------   --------   --------   --------   --------   --------
  12,397     11,796      9,245      5,925      3,802      2,429      2,450
    1.00        .94        .74        .46        .30        .21        .21
--------   --------   --------   --------   --------   --------   --------
  66,344     92,112     38,456     49,054     23,555     45,055     14,043
  25,833     25,789     23,709     22,623     21,626     21,805     20,743
  34,696     35,018     25,471     35,153     25,762      9,831     21,343
   3,884      3,960      3,878      3,838      3,552      3,352      3,570
--------------------------------------------------------------------------

  74,600     71,854     95,685     90,337     79,954     61,520     52,534
 203,930    183,975    169,971    162,608    150,533    121,765    112,310
 104,752     96,442     87,629     68,936     65,252     42,483     43,943
     2.1        2.1        2.1        1.7        1.8        1.5        1.6
 210,578    201,720    185,537    181,503    163,158    176,482    187,935
 432,360    411,919    376,660    353,054    326,251    312,469    308,594
--------   --------   --------   --------   --------   --------   --------
  46,637     54,553     57,359     47,075     55,661     65,671     92,413
  53,262     59,034     62,683     51,044     61,304     73,730     98,846
--------   --------   --------   --------   --------   --------   --------
 248,323    236,239    202,893    181,332    151,222    129,428    115,190
   19.69      18.90      16.40      14.06      11.90      10.49      10.42
  12,610     12,497     12,371     12,894     12,704     12,344     11,051
   4,400      3,900      3,400      3,200      2,700      3,100      3,500
--------------------------------------------------------------------------


                        Dollars and shares in thousands except per share amounts 41 -- Financial Information

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's
Discussion and Analysis
Results of Operations and Financial Condition

The following discussion focuses on the results of operations and on the financial condition of Lukens Inc. In addition to the consolidated results analysis, the results of our two business groups, Lukens Steel Group and Washington Stainless Group, are discussed.

This section should be read in conjunction with the consolidated financial statements and notes.

Consolidated Results
From Continuing Operations

Net Sales. Sales were up 11 percent in 1995. Most of the increase resulted from the Washington Stainless Group, which benefited from higher selling prices. The Lukens Steel Group also benefited from higher selling prices, but shipments were limited by production disruptions from the start-up of capital expenditure projects.


NET SALES

[GRAPH APPEARS HERE]


Summary of Results
                                             1995         1994         1993
-------------------------------------------------   ----------   ----------
Continuing operations
  Net sales                         $   1,049,158      947,013      862,072
  Operating earnings                $      67,980       49,570       36,602
  Interest expense                  $      13,471       13,213       16,319
  Income tax expense                $      20,495       14,179        7,161
  Effective income tax rate         %        37.6         39.0         35.3
  Net earnings --
   continuing operations            $      34,014       22,178       13,122
-------------------------------------------------   ----------   ----------
Discontinued operations
  Earnings from operations,
   net of tax                       $          --           --        5,552
  Loss provision, net of tax        $          --           --      ( 2,772)
-------------------------------------------------   ----------   ----------
Net earnings before
 cumulative effect of 1993
 accounting changes                 $      34,014       22,178       15,902
---------------------------------------------------------------------------

1994 sales were up 10 percent compared to 1993, with both business groups contributing to the increase. The Washington Stainless Group benefited from higher shipments and strong service center market conditions. Higher selling prices and shipments resulted in the Lukens Steel Group improvement.

Operating Earnings. Operating earnings increased 37 percent in 1995. The increase primarily reflected the favorable impact of higher selling prices and productivity gains in the Washington Stainless Group. Earnings in the Lukens Steel Group continue to be limited by production disruptions and expenses associated with the start-up of capital expenditure projects.

Operating earnings in 1994 compared to 1993 were up 35 percent. Included in 1993 earnings was a $14,921 fourth quarter provision recorded


Dollars in thousands except per share amounts
                                      Management's Discussion and Analysis -- 20

NET EARNINGS
before cumulative effect of
1993 accounting changes

[GRAPH APPEARS HERE]

in the Lukens Steel Group that was primarily for a work force reduction program. Excluding the 1993 provision for comparison purposes, 1994 operating earnings were down 4 percent. The decline reflected Lukens Steel Group results that were impacted by increased scrap costs, costs associated with severe winter weather, and costs and disruptions from the capital expenditure program. Sales improvements at the Washington Stainless Group translated to higher earnings in 1994.

Interest Expense. Interest expense in 1995 was up 2 percent with most of the increase attributable to higher debt levels and higher interest rates. The increase was partially offset by higher amounts of capitalized interest in 1995.

Interest expense in 1994 decreased 19 percent compared to 1993, with most of the decline attributable to higher amounts of capitalized interest. Lower interest rate swap expense also contributed to the decline.

Income Tax Expense. The effective tax rate was 37.6 percent in 1995, 39.0 percent in 1994 and 35.3 percent in 1993. Included in the 1994 rate was .7 percent from the revaluation of net deferred tax assets following changes to Pennsylvania corporate income tax rates and net operating loss deduction rules. The 1993 rate included a favorable adjustment of 3.6 percent from the revaluation of net deferred tax assets following a 1 percent increase in the Federal corporate tax rate to 35 percent.

Deferred tax assets recognized were based on the combination of future reversals of existing taxable temporary differences, carryback availability, tax planning strategies and future taxable income.

Net Earnings From Continuing Operations. Higher operating earnings translated to a 53 percent increase in net earnings from continuing operations in 1995.

In 1994, higher operating earnings combined with lower interest expense generated a 69 percent increase in earnings compared to 1993.

Net Earnings (Loss). During 1993, most subsidiaries that were not focused on the steel industry were reported as discontinued operations, discussed in Note
2. 1993 earnings benefited $2,780 from the combination of earnings from these subsidiaries partially offset by a loss provision to recognize their realizable value. Also in 1993, Lukens adopted new accounting standards for retiree medical and life insurance benefits and for income taxes, discussed in Note 1. The cumulative effect of adopting these accounting standards was a net expense of $65,901. As a result, a net loss of $49,999 was recorded in 1993.


INTEREST EXPENSE

[GRAPH APPEARS HERE]


EFFECTIVE INCOME TAX RATE

[GRAPH APPEARS HERE]


                                   Dollars in thousands except per share amounts
21 -- Management's Discussion and Analysis

Business Groups

Lukens Steel. Net sales were up 12 percent in 1995. The increase reflected the combination of higher selling prices and the inter-group sales of stainless slabs, initiated in 1995, to the Washington Stainless Group. Production disruptions from the start-up of capital expenditure projects were evident by the 9 percent shipment decline, particularly in carbon products. Shipments in 1995 were 658,700 tons compared to 725,900 tons in 1994.

Operating earnings increased 4 percent in 1995. Earnings were limited by start-up expenses and the production disruptions previously discussed. Higher scrap costs also impacted results. Included in 1994 results were the impact of production disruptions and maintenance costs associated with severe weather conditions that resulted in a loss for the first quarter of 1994.


LUKENS STEEL
NET SALES

[GRAPH APPEARS HERE]

The 7 percent sales increase in 1994 compared to 1993 reflected higher selling prices and increased shipments. Shipped tons in 1994 were up 2 percent from 1993 shipments of 711,800 tons. Operating earnings were up 50 percent compared to 1993. Earnings in 1993 included a $14,921 fourth quarter provision. The provision included $9,660 for a work force reduction program, and other charges for environmental remediation and workers' compensation claims.

Excluding the 1993 provision for comparison purposes, operating earnings were down 19 percent in 1994. The decline reflected higher scrap costs, costs associated with severe weather conditions during the first quarter, and production disruptions and related costs from the capital expenditure program.

Washington Stainless. Higher selling prices led to a 25 percent increase in sales. The increase was limited by inventory corrections by our customers during the second half of the year, which reduced


LUKENS STEEL
OPERATING EARNINGS

[GRAPH APPEARS HERE]


WASHINGTON STAINLESS
NET SALES

[GRAPH APPEARS HERE]

shipments of cold-rolled products. Shipments for 1995 were 263,700 tons, 2 percent higher than 1994 shipments of 259,500 tons. The sales improvement, coupled with productivity gains and excellent results from our service center operations, translated to a 54 percent earnings improvement from 1994. Higher raw material costs partially offset the earnings improvement.

The 16 percent increase in 1994 sales compared to 1993 reflected improved service center sales and increased shipments of sheet, strip and plate products. Lower selling prices on certain products, especially during the first half of the year, partially offset sales gains. Shipments in 1994 were 24 percent higher than 1993 shipments of 208,800 tons. Sales improvements translated to a 7 percent increase in earnings with the increase limited by the impact of lower selling prices and a less profitable shipment mix.


Dollars in thousands except per share amounts
                                      Management's Discussion and Analysis -- 22

WASHINGTON STAINLESS
OPERATING
EARNINGS

[GRAPH APPEARS HERE]

Business Outlook

Our challenge in 1996 is to move past the start-up phase of major capital projects and begin to realize the full potential of a capital expenditure program that began in 1993. The capital expenditure program is integrating our production facilities. Benefits will include lower production costs, improved quality and an expanded product range.

The keystone project of our capital expenditure program is the Steckel Mill Advanced Rolling Technology (SMART(R)) system. Located in Conshohocken, Pennsylvania, the SMART system utilizes Steckel rolling technology and will process products for our carbon, alloy and stainless product lines. We experienced delays in our start-up schedule during 1995, which are not uncommon in a complex project. Our plan is to process the first stainless steel hot bands during the first quarter of 1996. By the end of the year, we expect to benefit from a wide range of SMART system capabilities.

A key component in our stainless steel business strategy is the installation of the wide anneal & pickle (A&P) line at the Massillon, Ohio, facility. The project is expected to be ready for production in the second half of 1996.

Business conditions are expected to be mixed in 1996. In the Lukens Steel Group, capital goods markets should remain strong and earnings should benefit from lower start-up expenses from capital expenditure projects. A new labor contract was ratified for the Coatesville, Pennsylvania, facility during the first quarter of 1996. The contract provides for improvements in compensation and benefits, and terminates on January 31, 2000.

In the Washington Stainless Group, we anticipate that it will be difficult to surpass 1995 earnings. The cold-rolled stainless market remains a


CURRENT ASSETS
WORKING CAPITAL

[GRAPH APPEARS HERE]

concern. Although we have seen stronger order rates early in 1996, the soft market is expected to continue at least through the first quarter of 1996. Additionally, results from our service center operations are not expected to match their excellent 1995 results.

Based on the business outlook, results early in 1996 are not anticipated to be strong, but should improve during the remainder of the year.

Financial Condition

Capital Structure. At the end of 1995, cash and cash equivalents totaled $11,056, an increase of $1,250 from the end of 1994. Working capital of $106,221 was down slightly from year-end 1994. Higher receivable and inventory balances were partially offset by an increase in accounts payable in 1995. The current ratio was 1.5 compared to 1.6 at year-end 1994.

Debt at the end of 1995 was $228,189, an increase of $19,704, or 9 percent from year-end 1994. The increase reflected borrowings under our revolving credit agreements, primarily for capital expenditures and working capital requirements. Included in working capital requirements was a $10,144 pension contribution to the


                                   Dollars in thousands except per share amounts
23 -- Management's Discussion and Analysis bargaining unit plan of Lukens Steel Company in Coatesville, Pennsylvania. The contribution, coupled with the recognition of pension minimum liabilities discussed in Note 5, resulted in an increase of Intangible Assets recognized in the Consolidated Balance Sheets.

The $150,000 of notes due in 2004 were rated Baa2 by Moody's and BBB+ by Standard and Poor's at year-end. Included in year-end debt was $19,404 of ESOP debt, which is guaranteed by Lukens. The ratio of long-term debt to total capital (long-term debt plus stockholders' investment) was 42.1 percent at the end of 1995 and 1994.

Our revolving credit agreements were amended at the beginning of 1995. The amendments increased the committed line of credit by $25,000 to $150,000 and reduced the interest rate structures. During the fourth quarter, the term of the agreements was extended until January 15, 2001.

During January 1996, Lukens issued $75,000 of Medium-Term Notes, Series A, under a $100,000 shelf registration completed in June 1994. The notes are due in February 2006 and are rated the same as the notes due in 2004, discussed previously. Interest is payable semi-annually and the notes carry a coupon rate of 6.5 percent with an effective rate of 6.585 percent. Net proceeds of $74,088 were primarily used to repay the outstanding balance of revolving credit agreements. The remaining $25,000 of notes available under the shelf registration are structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

Lukens enters into forward exchange contracts (derivatives) with the objective to manage or hedge our exposure to market price changes of certain commodities used in manufacturing. We do not speculate or trade in these agreements for profit. These contracts generally provide for the exchange of a market price for a fixed price based on a notional quantity. Contracts are executed under the guidelines of a corporate policy. The policy specifies members of management with the authority to execute agreements and establishes limits on the amount of contracts outstanding. As of year-end 1995, we were party to several agreements maturing in 1996, which are discussed in Note 9.

Liquidity -- Short Term. Cash flow from operating activity was $85,491 in 1995 compared to $79,180 in 1994. 1995 cash flow benefited from higher earnings and a year-end build in accounts payable due to the timing of disbursements.

Financing activity generated $6,279 with net borrowings of $23,004 partially offset by dividend


CAPITAL EXPENDITURES

[GRAPH APPEARS HERE]

payments of $17,121. Investing activity required $90,520, primarily for capital expenditures of $104,120. Proceeds from the sale of subsidiaries and assets totaled $17,106 in 1995.

Improving cash flows in 1996 is largely dependent on our ability to realize the anticipated benefits from the SMART and wide A&P capital expenditure projects, discussed in the Business Outlook section. Another key to improving cash flows in 1996 is our program to reduce inventory levels. Cash flows in the first half of the year will be impacted by the payment of incentive compensation awards from 1995 and signing bonuses from the new Lukens Steel Group labor contract. Consolidated backlog at year-end 1995 was $135,300, down 20 percent from the beginning of the year.

Capital expenditures for 1996 are expected to be approximately $71,000. We anticipate funding these expenditures primarily through the combination of cash flow from operations and debt under our existing credit agreements.

Liquidity -- Long Term. In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. As the chart indicates, Lukens has consistently generated cash from operations totaling


Dollars in thousands except per share amounts
                                      Management's Discussion and Analysis -- 24

CASH
FLOW FROM
OPERATIONS

[GRAPH APPEARS HERE]

$236,961 over the past three years. Because of our five-year capital expenditure program that began in 1993, we continue to exceed our target long-term debt-to-capital ratio. The projected benefits of the program should improve cash flow from operations and enable us to reach our target in the long term.

Environmental Compliance. We are projecting capital expenditures of approximately $9,000 in 1996 and $6,000 in 1997 for environmental compliance. The trend for tighter environmental standards is expected to result in higher waste disposal and monitoring costs, and additional capital expenditures in the long term.

Lukens is a potentially responsible party under Superfund law at certain waste disposal sites. As discussed in Note 11, our exposure to remediation costs at these sites depends on several factors. Based on information currently available, we believe that any future costs in excess of amounts already accrued will not have a material adverse effect on our long-term financial condition, results of operations or competitive position.

Debt Financing. Lukens' notes outstanding of $150,000 are due in 2004. Medium-Term Notes, Series A, outstanding of $75,000 are due in 2006. Supporting both our short-and long-term liquidity needs are agreements for a committed line of credit and a shelf registration with $25,000 of notes available, discussed in the Capital Structure section.

Other Commitments. A contract for the supply of oxygen and related products to a Lukens Steel Group manufacturing facility runs until 2007 and includes take-or-pay provisions totaling $28,755 over the remaining term.

Inflation. On average, inflation rates for the domestic economy have been relatively low over the past few years. Although long-term inflation rates are difficult to predict, Lukens believes it has the flexibility in operations and capital structure to maintain a competitive position.

Dividends. Lukens paid $1.00 per share in common stock dividends in 1995. A quarterly common dividend of $.25 per share was paid on February 16, 1996. It is our objective to pay common dividends approximating 35 percent of net earnings over the long term. As of February 12, 1996, there were approximately 5,700 common stockholders of record.

The Series B Convertible Preferred Stock held by the ESOP carries a cumulative annual dividend of $4.80 per share.

Lukens' common stock is listed and traded on the New York Stock Exchange, ticker symbol LUC. Dividends and stock market price ranges for the last two years are included in the table on page 39.


NET EARNINGS
PER COMMON SHARE
before cumulative effect of 1993 accounting changes

DIVIDENDS PER
COMMON SHARE

[GRAPH APPEARS HERE]


                                   Dollars in thousands except per share amounts
25 -- Management's Discussion and Analysis

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated
Financial Statements

Consolidated Statements of Earnings
for the 52 weeks ended December 30, 1995, the 53 weeks ended December 31, 1994, and the 52 weeks ended December 25, 1993

                                                                            1995         1994         1993
--------------------------------------------------------------------------------   ----------   ----------
Net Sales                                                            $ 1,049,158      947,013      862,072
Operating Costs and Expenses (Notes 1, 5, 7, 9 and 11)
  Cost of products sold                                                  922,667      841,308      754,899
  Selling and administrative expenses                                     58,511       56,135       59,945
  Unusual item -- work force reduction provision (Note 4)                     --           --       10,626
  ------------------------------------------------------------------------------   ----------   ----------
  Total operating costs and expenses                                     981,178      897,443      825,470
Operating Earnings                                                        67,980       49,570       36,602
  Interest expense (Note 9)                                               13,471       13,213       16,319
  ------------------------------------------------------------------------------   ----------   ----------
Earnings Before Income Taxes                                              54,509       36,357       20,283
  Income tax expense (Note 6)                                             20,495       14,179        7,161
  ------------------------------------------------------------------------------   ----------   ----------
Earnings from Continuing Operations --
 Before Cumulative Effect of 1993 Accounting Changes                      34,014       22,178       13,122
Discontinued Operations, Net of Tax (Note 2)
  Earnings from operations                                                    --           --        5,552
  Loss provision                                                              --           --       (2,772)
  ------------------------------------------------------------------------------   ----------   ----------
Earnings Before Cumulative Effect of 1993 Accounting Changes              34,014       22,178       15,902
Cumulative Effect of 1993 Accounting Changes, Net of Tax (Note 1)
  Postretirement benefits -- SFAS No. 106                                     --           --      (67,222)
  Income taxes -- SFAS No. 109                                                --           --        1,321
  ------------------------------------------------------------------------------   ----------   ----------
Net Earnings (Loss)                                                  $    34,014       22,178      (49,999)
----------------------------------------------------------------------------------------------------------
  Dividend requirements for preferred stock (Note 10)                     (1,962)      (2,025)      (1,905)
Net Earnings (Loss) Applicable to Common Stock                       $    32,052       20,153      (51,904)
----------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Common Share (Note 1)
  Primary
    Earnings before cumulative effect of 1993 accounting changes     $      2.16         1.37          .95
    Net earnings (loss)                                              $      2.16         1.37        (3.51)
  Fully diluted
    Earnings before cumulative effect of 1993 accounting changes     $      2.05         1.32          .93
    Net earnings (loss)                                              $      2.05         1.32        (3.51)
Common Shares and Equivalents Outstanding (Note 1)
  Primary                                                                 14,825       14,743       14,781
  Fully diluted                                                           16,345       16,331       16,409
Cash Dividends on Common Stock -- Per Share                          $      1.00         1.00         1.00
----------------------------------------------------------------------------------------------------------

The notes on pages 30 through 38 are an integral part of these statements.


Dollars and shares in thousands except per share amounts
                                          Consolidated Financial Statements-- 26

Consolidated Balance Sheets
as of December 30, 1995, and December 31, 1994

Assets                                                    1995         1994
--------------------------------------------------------------   ----------
Current Assets
  Cash and cash equivalents (Note 1)                 $  11,056        9,806
  Receivables, less allowance of $6,632
   in 1995 and $7,569 in 1994                          130,601      120,592
  Inventories (Notes 1 and 8)                          163,125      134,928
  Deferred income taxes (Note 6)                         8,442       13,695
  Prepaid expenses and other                             1,667        2,015
  ------------------------------------------------------------   ----------
  Total current assets                                 314,891      281,036

Plant and Equipment (Notes 1, 9 and 11)
  Land                                                  11,697       11,919
  Buildings                                             83,060       95,753
  Machinery and equipment                              761,605      633,160
  Construction in progress                              52,017      102,573
  ------------------------------------------------------------   ----------
                                                       908,379      843,405
  Less accumulated depreciation                        378,947      365,276
  ------------------------------------------------------------   ----------
  Net plant and equipment                              529,432      478,129

Intangible Assets, net of accumulated
 amortization of $7,076 in 1995
 and $5,038 in 1994 (Notes 1 and 5)                     57,861       45,522
Deferred Income Taxes (Note 6)                          16,301       19,990
Other Assets                                             1,178        1,757
--------------------------------------------------------------   ----------
Total Assets                                          $919,663      826,434
---------------------------------------------------------------------------


Liabilities & Stockholders' Investment                    1995         1994
--------------------------------------------------------------   ----------
Current Liabilities
  Accounts payable                                    $121,923       87,463
  Accrued employment costs (Notes 5 and 7)              53,688       50,526
  Other accrued expenses                                22,209       29,433
  Current maturities of long-term debt (Note 9)         10,850        7,134
  ------------------------------------------------------------   ----------
  Total current liabilities                            208,670      174,556
Long-Term Debt (Note 9)                                217,339      201,351
Retirement Benefits (Note 5)
  Pensions                                              39,275       23,336
  Medical and life insurance                           146,401      140,773
Other Liabilities                                        9,259        9,361
  ------------------------------------------------------------   ----------
  Total liabilities                                    620,944      549,377
Commitments and Contingencies (Note 11)
Stockholders' Investment
  Series preferred stock (Note 10)                      29,665       30,635
  Common stock (Note 10)                                   158          158
  Capital in excess of par value                        85,204       84,088
  Earnings invested                                    216,934      199,586
  Foreign currency translation adjustments              (1,141)      (1,303)
  Deferred compensation -- ESOP (Note 7)               (19,404)     (22,767)
  Repurchased stock, at cost                           (12,697)     (13,340)
  ------------------------------------------------------------   ----------
  Total stockholders' investment                       298,719      277,057
  ------------------------------------------------------------   ----------
Total Liabilities & Stockholders' Investment          $919,663      826,434
---------------------------------------------------------------------------

The notes on pages 30 through 38 are an integral part of these statements.



27 -- Consolidated Financial Statements                    Dollars in thousands

Consolidated Statements of Stockholders' Investment for the 52 weeks ended December 30, 1995, the 53 weeks ended December 31, 1994, and the 52 weeks ended December 25, 1993

                                                              1995                        1994                        1993
                                                      Shares       Dollars        Shares       Dollars        Shares       Dollars
------------------------------------------------------------   -----------   -----------   -----------   -----------   -----------
Series Preferred Stock (Note 10)
(1,000,000 shares authorized)
  Series B
    Balance at beginning of year                     510,592     $  30,635       541,123     $  32,467       544,374     $  32,662
    Conversion                                       (16,179)         (970)      (30,531)       (1,832)       (3,251)         (195)
    --------------------------------------------------------   -----------   -----------   -----------   -----------   -----------
    Balance at end of year                           494,413        29,665       510,592        30,635       541,123        32,467
Common Stock (Note 10)
(40,000,000 shares authorized)                    15,813,259           158    15,813,259           158    15,813,259           158
Capital in Excess of Par Value
  Balance at beginning of year                                      84,088                      82,625                      81,040
  Stock option activity (Note 7)                                       716                         685                       1,502
  Conversion of Series B preferred stock                               400                         778                          83
  ----------------------------------------------------------   -----------                 -----------                 -----------
  Balance at end of year                                            85,204                      84,088                      82,625
Earnings Invested
  Balance at beginning of year                                     199,586                     193,977                     260,366
  Net earnings (loss)                                               34,014                      22,178                     (49,999)
  Dividends
    Preferred ($4.80 per share)                                     (2,405)                     (2,522)                     (2,602)
    Common ($1.00 per share)                                       (14,696)                    (14,583)                    (14,508)
    Tax benefit on ESOP preferred stock dividends                      435                         536                         720
    --------------------------------------------------------   -----------                 -----------                 -----------
    Balance at end of year                                         216,934                     199,586                     193,977
Foreign Currency Translation Adjustments
  Balance at beginning of year                                      (1,303)                     (1,641)                     (1,088)
  Effect of rate changes                                               162                        (665)                       (553)
  Sale of subsidiaries                                                  --                       1,003                          --
  ----------------------------------------------------------   -----------                 -----------                 -----------
  Balance at end of year                                            (1,141)                     (1,303)                     (1,641)
Deferred Compensation -- ESOP (Note 7)
  Balance at beginning of year                                     (22,767)                    (26,209)                    (28,595)
  Allocations to employees                                           3,363                       3,442                       2,386
  ----------------------------------------------------------   -----------                 -----------                 -----------
  Balance at end of year                                           (19,404)                    (22,767)                    (26,209)
Repurchased Stock, at cost
  Balance at beginning of year                     1,161,460       (13,340)    1,284,273       (14,623)    1,358,717       (15,470)
  Stock option activity (Note 7)                     (35,675)           74       (31,366)          233       (64,725)          737
  Conversion of Series B preferred stock             (48,480)          569       (91,447)        1,050        (9,719)          110
  ----------------------------------------------------------   -----------   -----------   -----------   -----------   -----------
  Balance at end of year                           1,077,305       (12,697)    1,161,460       (13,340)    1,284,273       (14,623)
Stockholders' Investment                                         $ 298,719                   $ 277,057                   $ 266,754
----------------------------------------------------------------------------------------------------------------------------------

The notes on pages 30 through 38 are an integral part of these statements.


Dollars in thousands except per share amounts
                                         Consolidated Financial Statements -- 28

Consolidated Statements of Cash Flows
for the 52 weeks ended December 30, 1995, the 53 weeks ended December 31, 1994, and the 52 weeks ended December 25, 1993

                                                        1995        1994        1993
------------------------------------------------------------   ---------   ---------
Operating Activity
  Net earnings (loss)                               $ 34,014      22,178     (49,999)
  Adjustments to Reconcile Net Earnings (Loss)
   to Cash Flow from Operating Activity
    Depreciation and amortization                     41,304      43,962      45,488
    Cumulative effect of 1993 accounting changes          --          --      65,901
    Income taxes deferred                              9,270       4,687      (8,549)
    Work force reduction provision                        --          --      10,626
    Loss on disposition of assets/subsidiaries            --          --       4,500
    Provision for uncollectible accounts              10,044      10,467      12,997
    Retirement benefit funding less than expense       4,859      14,755       3,238
    Changes in working capital affecting operations
      Accounts receivable                            (25,102)    (34,699)     (5,847)
      Inventories                                    (29,746)      6,813      (9,873)
      Prepaid expenses and other                         144       2,469      (1,029)
      Accounts payable                                36,585      17,722          68
      Accrued expenses                                 1,894      (7,023)      4,847
    Other, net                                         2,225      (2,151)        (78)
    --------------------------------------------------------   ---------   ---------
    Cash flow from operating activity                 85,491      79,180      72,290
Financing Activity
  Long-term debt
    Borrowed                                          70,350      15,100      22,000
    Repaid                                           (47,346)    (29,826)    (16,164)
  Dividends paid                                     (17,121)    (17,140)    (17,115)
  Proceeds from stock options exercised                  408         720       1,598
  Other, net                                             (12)       (251)         --
  ----------------------------------------------------------   ---------   ---------
  Net from (for) financing activity                    6,279     (31,397)     (9,681)
Investing Activity
  Capital expenditures                              (104,120)   (120,342)    (67,424)
  Proceeds from sale of assets/subsidiaries           17,106      70,433       1,013
  Other, net                                          (3,506)        449         315
  ----------------------------------------------------------   ---------   ---------
  Net for investing activity                         (90,520)    (49,460)    (66,096)
Cash and Cash Equivalents
  Increase (decrease)                                  1,250      (1,677)     (3,487)
  Start of year                                        9,806      11,483      14,970
  ----------------------------------------------------------   ---------   ---------
  End of year                                       $ 11,056       9,806      11,483
------------------------------------------------------------------------------------

The notes on pages 30 through 38 are an integral part of these statements.



29 -- Consolidated Financial Statements                    Dollars in thousands

Notes to Consolidated
Financial Statements

1. Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of Lukens Inc. and all majority-owned subsidiaries. Our fiscal year is the 52- or 53-week period that ends on the last Saturday of December. Certain subsidiaries are consolidated on a calendar year basis. The preparation of our financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts and contingency disclosures.

Cash and Cash Equivalents. Highly liquid investments with maturities of three months or less when purchased are recognized as cash equivalents.

Inventories. Inventories are recorded at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most product and raw material inventories. The service center operations of the Washington Stain-less Group determine cost by the first-in, first-out (FIFO) method. Supplies are valued at the lower of average cost or market. Additional disclosures are included in Note 8.

Plant and Equipment. Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life. The useful life ranges from 30 to 40 years for buildings and from 10 to 18 years for most production machinery and equipment. The cost of plant and equipment retired in the normal course of business is generally charged against accumulated depreciation. Gains and losses on other retirements are reflected in earnings. Additional disclosures are included below in Future Accounting Changes -- Asset Impairment.

Intangible Assets. Intangible assets consist primarily of goodwill resulting from the Washington Steel Corporation acquisition in 1992. Goodwill from the acquisition is amortized on a straight-line basis over 25 years. Also included in intangible assets are pension-related assets, discussed in Note 5. Additional disclosures are included below in Future Accounting Changes -- Asset Impairment.

Derivative Financial Instruments. Derivative financial instruments, such as forward exchange contracts, are used to manage or hedge exposure to changes in market conditions for certain raw material purchases and debt transactions. Gains or losses on these contracts are recognized as a component of the related transaction over the life of the contract. Additional disclosures are included in Note 9.

Environmental Remediation. Environmental liabilities recognized represent our best estimate of remediation expenditures that are probable and that can be reasonably estimated. Environmental costs are expensed unless they increase the value of the related asset and/or prevent or mitigate future contamination. Additional disclosures are included in Note 11.

Start-up Costs. Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Earnings Per Share. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the average number of common shares outstanding and common stock equivalents. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

Accounting Changes. In 1993, Lukens adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretire-ment Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." To record the cumulative effect of adopting these statements, during the first quarter of 1993 the company recognized a charge of $67,222, or $4.55 per common share, for SFAS No. 106. The cumulative effect of SFAS No. 109 resulted in a gain of $1,321, or $.09 per common share.

Future Accounting Changes -- Stock-Based Compensation. "Accounting for Stock-Based Compensation," SFAS No. 123, was issued in October 1995. This statement provides for an implementation option, reflecting the controversy surrounding the measurement of compensation expense for stock options and other stock-based compensation. One option is to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative



Dollars in thousands except per share amounts
                                Notes to Consolidated Financial Statements -- 30
would not change the current intrinsic-value approach to expense recognition, but would require pro forma disclosure in the notes to the consolidated financial statements using the fair-value method. We plan on adopting the pro forma disclosure option in 1996, which will not have a material effect on our consolidated financial condition or results of operations.

Future Accounting Changes -- Asset Impairment. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," SFAS No. 121, was issued in March 1995. This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. Although asset impair-ment is always a possibility from changes in business conditions, strategy and organization, we do not expect the adoption of the statement in 1996 to result in any significant write-downs of assets.

2. Discontinued Operations

During 1993, most non-steel subsidiaries were reported as discontinued operations. The after-tax fourth quarter provision recognized to revise estimates of the realizable value of discontinued operations was $2,772, or $.19 per common share.

With the divestiture of our pipe-coating subsidiary during the second quarter of 1995, all subsidiaries that were classified as discontinued operations in 1993 have been sold. Net proceeds from the divestiture of discontinued operations totaled $10,096 in 1995 and $69,256 in 1994. Results and divestiture gains and losses in 1995 and 1994 were charged against the reserve established in the fourth quarter of 1993. Operating results in 1995 included net sales of $10,405 and a net loss of $178. In 1994, operating results included net sales of $70,925 and a net loss of $1,067.

Net sales and income tax expense of the discontinued operations and an earnings per common share reconciliation for 1993 is presented below.

                                                                       1993
---------------------------------------------------------------------------
Net sales                                                         $ 171,267
---------------------------------------------------------------------------
Income tax expense (benefit)
  Earnings from operations                                        $   3,461
  Loss provision                                                  $  (1,728)
  -------------------------------------------------------------------------
Earnings per common share -- primary
  Continuing operations                                           $     .76
  Discontinued operations                                               .19
  -------------------------------------------------------------------------
                                                                  $     .95
Earnings per common share -- fully diluted
  Continuing operations                                           $     .76
  Discontinued operations                                               .17
  -------------------------------------------------------------------------
                                                                  $     .93
---------------------------------------------------------------------------

3. Business Groups

Listed below is a description of our business groups, which operate primarily in the United States. Sales to foreign countries are not significant.

Lukens Steel Group -- specializes in the production of carbon, alloy and clad plate steels. The group operates in a wide range of markets in the capital goods sector of the economy. Steel service centers, the largest market for the group, accounted for approximately 40 percent of annual shipments in the last three years. The primary facilities are located in Coatesville and Consho-hocken, Pennsylvania. A new contract for the bargaining unit employees at the Coatesville, Pennsylvania, plant was ratified in early 1996. The contract provides for improvements in compensation and benefits, and terminates on January 31, 2000.

Washington Stainless Group -- specializes in the production of stainless steel sheet, strip, plate, hot band and slabs. Manufacturing facilities located in Houston and Washington, Pennsylvania, and Massillon, Ohio, primarily serve the capital goods and consumer durables sectors of the economy. The group also operates stainless steel service centers throughout the United States and Canada. The primary market for the group is service centers, which represented approximately 38 percent of shipments in the last three years.


                                   Dollars in thousands except per share amounts
31 -- Notes to Consolidated Financial Statements

Summary business group information is included in the following chart.

                                           1995         1994         1993
-----------------------------------------------   ----------   ----------
Net sales
  Lukens Steel                       $  533,295      475,982      445,075
  Washington Stainless                  606,747      484,178      416,997
  Inter-group eliminations/e/         (  90,884)   (  13,147)          --
  ---------------------------------------------   ----------   ----------
                                     $1,049,158      947,013      862,072
Operating earnings (loss)
  Lukens Steel/a/                    $   27,223       26,234       17,541
  Washington Stainless/b/                61,785       40,125       37,395
  Corporate/c/                        (  19,114)   (  16,654)    ( 18,134)
  Inter-group eliminations/e/         (   1,914)   (     135)    (    200)
  ---------------------------------------------   ----------   ----------
                                     $   67,980       49,570       36,602
Assets
  Lukens Steel                       $  420,665      392,267      299,638
  Washington Stainless                  468,515      395,034      398,204
  Corporate/d/                           30,483       12,598       17,370
  Discontinued Operations                    --       26,535      101,966
  ---------------------------------------------   ----------   ----------
                                     $  919,663      826,434      817,178
Depreciation and amortization
  Lukens Steel                       $   18,696       18,864       18,408
  Washington Stainless                   21,994       20,834       18,597
  Corporate                                 376          743          725
  Discontinued Operations                   238        3,521        7,758
  ---------------------------------------------   ----------   ----------
                                     $   41,304       43,962       45,488
Capital expenditures
  Lukens Steel                       $   36,940       98,611       38,206
  Washington Stainless                   63,803       19,624       25,554
  Corporate                               3,236          373          362
  Discontinued Operations                   141        1,734        3,302
  ---------------------------------------------   ----------   ----------
                                     $  104,120      120,342       67,424
-------------------------------------------------------------------------

/a/ Lukens Steel Group Operating Earnings: 1994 -- In the first quarter, the group recorded a loss of $1,339 caused primarily by production disruptions and maintenance costs associated with severe weather conditions. 1993 -- In the fourth quarter, charges of $14,921 were recognized that included $9,660 of expense for a work force reduction program (Note 4). The remaining charges included provisions for environmental remediation and workers' compensation claims.

/b/ Washington Stainless Group Operating Earnings: 1994 -- In the fourth quarter, charges of $1,069 were recognized, primarily for an early retirement program.

/c/ Corporate Expenses: 1995 -- Results include higher incentive compensation expense and environmental expenses. 1993 -- Results included higher consulting fees and expenses from a work force reduction program.

/d/ Corporate Assets: Corporate assets consist primarily of cash and cash equivalents, software costs, properties held for sale, office facilities and deferred income taxes.

/e/ Inter-group Eliminations: Eliminations primarily reflect sales from the Lukens Steel Group to the Washington Stainless Group and the related profit-in-inventory recognition. With the completion of the stainless melting facilities in Coatesville, Pennsylvania, during the first quarter of 1995, stainless slabs were manufactured and sold to the Washington Stainless Group.

4. Unusual Item

During the fourth quarter of 1993, $10,626 of expenses for a work force reduction program were recognized. The expenses were primarily for pension and medical benefits associated with an early retirement program. On an after-tax basis, the provision reduced net earnings before the cumulative effect of accounting changes by $6,247, or $.43 per common share.

5. Retiree Benefits

Pensions. Lukens has defined benefit plans that provide pension and survivor benefits for most employees. Benefits are primarily based on the combination of years of service and compensation. Plans are funded in accordance with applicable regulations.

The components of pension expense are listed below.

                                            1995         1994         1993
------------------------------------------------   ----------   ----------
Service cost for benefits earned        $  6,829        8,259        7,460
Interest cost on projected
 benefit obligation                       29,279       26,560       26,672
Actual return on assets                  (67,841)     ( 5,207)     (33,384)
Amortization and deferrals
  Deferred return on assets               41,770      (22,105)       5,679
  Prior service cost                       2,900        2,894        2,880
  Other, net                                  25          250      (   138)
  ----------------------------------------------   ----------   ----------
Net pension expense                     $ 12,962       10,651        9,169
--------------------------------------------------------------------------


Dollars in thousands except per share amounts
                                Notes to Consolidated Financial Statements -- 32

The following table reconciles the net funded status of our plans to amounts recognized in the Consolidated Balance Sheets.

                                                             1995         1994
-----------------------------------------------------------------   ----------
Actuarial present value of
  Vested benefit obligation/a/                          $(340,554)    (273,275)
  Nonvested benefit obligation/a/                         (34,386)     (30,023)
  ---------------------------------------------------------------   ----------
  Accumulated benefit obligation/a/                      (374,940)    (303,298)
  Effect of projected future compensation/a/              (36,295)     (25,998)
  ---------------------------------------------------------------   ----------
  Projected benefit obligation/a/                        (411,235)    (329,296)
Plan assets at fair value/b/                              339,406      284,066
-----------------------------------------------------------------   ----------
Plan assets less than projected benefit obligation        (71,829)     (45,230)
-----------------------------------------------------------------   ----------
Unrecognized net loss (gain)                               18,145      (11,240)
Unrecognized prior service cost                            28,573       31,564
Unrecognized net obligation at transition                     220          235
Adjustment to recognize minimum liability/c/              (13,110)      (2,695)
-----------------------------------------------------------------   ----------
Net pension liability recognized in the
 consolidated balance sheets                            $ (38,001)     (27,366)
------------------------------------------------------------------------------

/a/ The increase in the 1995 benefit obligations primarily reflected a lower discount rate.

/b/ Plan assets primarily consist of stocks, bonds and short-term investments. Included in 1994 plan assets was Lukens' common stock totaling $734. Contributions to defined benefit plans were $12,726 in 1995 and $2,629 in 1994.

/c/ The additional minimum liability was recognized in Intangible Assets in the Consolidated Balance Sheets.

The net pension liability was recognized in the following accounts in the Consolidated Balance Sheets.

                                                       1995            1994
-----------------------------------------------------------   -------------
Accrued employment costs                           $ (3,881)         (5,016)
Retirement benefits -- pensions                     (39,275)        (23,336)
Intangible assets                                     5,155             986
-----------------------------------------------------------   -------------
Net pension liability                              $(38,001)        (27,366)
---------------------------------------------------------------------------

Significant assumptions used in the calculation of expense and obligations are listed below.

                                              1995        1994        1993
--------------------------------------------------   ---------   ---------
Discount rate                             %    7.0         8.7         7.2
Rate of compensation increase             %    3-7         3-7         3-7
Long-term rate of return
 on plan assets                           %    9.5         9.5         9.5
--------------------------------------------------------------------------

Retiree Health & Life Insurance Benefits. Lukens provides retiree health and life insurance benefits for most employees if they continue to work for the company until they reach retirement age. These benefits are funded as the claims are submitted.

During 1993, Lukens adopted a new accounting standard for these retiree benefits. As discussed in Note 1, we elected to recognize the cumulative effect of adopting the standard in 1993.

The components of retiree health and life insurance expense are listed below.

                                              1995         1994         1993
--------------------------------------------------   ----------   ----------
Service cost for benefits earned           $ 2,074        3,293        2,752
Interest cost on accumulated
 postretirement benefit obligation          10,433       10,524       10,453
Net amortization                              (500)          --           --
--------------------------------------------------   ----------   ----------
Net postretirement benefit
 expense                                   $12,007       13,817       13,205
----------------------------------------------------------------------------

The following table reconciles the actuarial present value of our obligations to the liability recognized in the Consolidated Balance Sheets.

                                                         1995           1994
-------------------------------------------------------------   ------------
Accumulated postretirement benefit obligation
  Retirees/a/                                       $ (96,062)       (78,007)
  Fully eligible active participants/a/               (22,954)       (15,183)
  Other active participants/a/                        (38,205)       (30,384)
  -----------------------------------------------------------   ------------
Total accumulated postretirement
 benefit obligation/a/,/b/                           (157,221)      (123,574)
Unrecognized (gain) loss                               10,820        (17,199)
-------------------------------------------------------------   ------------
Accrued postretirement benefit liability            $(146,401)      (140,773)
----------------------------------------------------------------------------

/a/ The increase in the 1995 benefit obligations primarily reflected a lower discount rate.

/b/ Obligations include life insurance benefits of $18,159 in 1995 and $16,246 in 1994.


                                   Dollars in thousands except per share amounts
33 -- Notes to Consolidated Financial Statements

Significant assumptions used in the calculation of expense and obligations are listed below.

                                           1995          1994           1993
-----------------------------------------------     ---------     ----------
Discount rate                       %       7.0           8.7            7.4
Health-care cost increase/a/        %   6.9-8.6       7.2-9.0       9.5-12.0
----------------------------------------------------------------------------

/a/ Health-care cost increase assumptions are reduced to a rate of 5 percent beginning in 2003.

A one-percentage point increase in the medical cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $19,810 and would increase net postretirement benefit expense by approximately $1,914.


6. Income Taxes

During 1993, Lukens adopted a new income tax accounting standard, discussed in
Note 1. We elected to recognize the cumulative effect of adopting the standard in 1993.

The reconciliation between the federal statutory rate applicable to Lukens' earnings from continuing operations and our effective rate is listed below. Essentially all earnings are from United States sources.

                                                1995        1994        1993
----------------------------------------------------   ---------   ---------
Federal statutory rate                      %   35.0        35.0        35.0
Federal statutory rate change                     --          --       ( 3.6)
State income taxes net of
 federal tax benefit                             2.4         2.2         1.6
State income tax changes                          .2          .7          --
Non-deductible expenses                          1.5         1.6         2.0
Other                                          ( 1.5)       ( .5)         .3
----------------------------------------------------   ---------   ---------
Effective income tax rate                   %   37.6        39.0        35.3
----------------------------------------------------------------------------

The components of the deferred income tax assets and liabilities are listed below.

                                                       1995           1994
-------------------------------------------------------------     ----------
Deferred tax assets
 Retirement benefits                               $  75,343       64,902
 Other deductible temporary differences               16,797       18,482
 Valuation allowance                                 ( 2,575)     ( 2,575)
 ------------------------------------------------------------     ----------
                                                      89,565       80,809
Deferred tax liabilities
 Plant and equipment                                 (50,219)     (39,450)
 Other taxable temporary differences                 (14,603)     ( 7,674)
 ------------------------------------------------------------     ----------
                                                     (64,822)     (47,124)
 ------------------------------------------------------------     ----------
Net deferred tax asset                             $  24,743       33,685
----------------------------------------------------------------------------

The current and deferred components of the income tax provision are listed below.


                                               1995       1994         1993
----------------------------------------------------    --------    --------
Current
 U.S. Federal                              $  11,439      5,470     11,868
 State and other                               1,609        971        491
 ---------------------------------------------------    --------    --------
                                              13,048      6,441     12,359
Deferred to future years
 U.S. Federal                                  4,870      7,033    ( 4,901)
 State and other                               2,494        435        159
 ---------------------------------------------------    --------    --------
                                               7,364      7,468    ( 4,742)

Change in tax rate                                83        757    (   727)
Change in valuation allowance                     --      ( 487)       271
----------------------------------------------------    --------    --------
Income tax expense                         $  20,495     14,179      7,161
----------------------------------------------------------------------------

On a cash basis, Lukens paid the following amounts of income taxes, including payments for discontinued operations.

                    1995           1994       1993
                  $13,018         $4,040   $ 18,938

The Internal Revenue Service has completed its audits through 1990.
Management believes that the outcome of the outstanding audits will not have a material adverse effect on the financial condition, liquidity or results of operations of the company.





Dollars in thousands except per share amounts
                                Notes to Consolidated Financial Statements -- 34

7. Compensation Plans

Stock Options. The 1985 Stock Option and Appreciation Plan provides for the issuance of non-qualified stock options and incentive stock options (ISO's) to officers and other executives. A maximum of 1,837,500 options to purchase Lukens' common stock can be granted until February 26, 1998, at an exercise price not less than the fair market value on the grant date. Beginning in 1995, options were issued as part of an executive incentive compensation program. These options vest after three years and expire in seven years. All other options vest after one year and expire in 10 years.

The Lukens Inc. Stock Option Plan for Non-Employee Directors provides for the issuance of up to 75,000 non-qualified options to purchase Lukens common stock at an exercise price based on the fair market value on the grant date.

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


                                                                  Exercise Price
                                                     Options          Per Option
----------------------------------------------------------------------------------
1994
Options outstanding, beginning of year                683,918        $ 6.72-47.25
Granted                                               127,650        $30.63-36.38
Exercised                                             (35,950)       $16.63-31.00
Terminated                                             (7,800)       $31.00-47.25
----------------------------------------------------------------------------------
Options outstanding, end of year (401,868             767,818        $ 6.72-47.25
  exercisable and 654,775 available for grant)
----------------------------------------------------------------------------------
1995
Granted                                               246,347        $27.75-32.00
Exercised                                             (50,525)       $ 6.72-31.00
Terminated                                            (28,445)       $27.75-47.25
----------------------------------------------------------------------------------
Options outstanding, end of year (487,643             935,195        $16.63-47.25
  exercisable and 436,873 available for grant)
----------------------------------------------------------------------------------

Incentive Compensation. Most Lukens employees participate in incentive compensation plans. These plans are based on the consolidated results of Lukens Inc., and on the results and performance measures of various subsidiaries. Compensation expense under these plans is listed below.

                  1995           1994            1993
                 $24,875        $17,444         $19,419

Employee Stock Ownership Plan (ESOP). The Lukens ESOP was designed to provide 401(k) employer matching benefits to most salaried employees in the form of convertible preferred stock. The stock was acquired with the proceeds from a $33,075 term loan (Note 9). The stock is released for allocation to participants' accounts based on the relationship of debt and interest payments to the total of all scheduled debt and interest payments. Dividends on allocated stock are paid, in-kind, with preferred stock. The projected maturities of the ESOP loan over the remaining term are listed below.

                  1996           1997            1998
                 $5,245         $6,340          $7,819

The loan is guaranteed by Lukens, and the outstanding balance is recognized as debt in the Consolidated Balance Sheets. An offsetting amount, representing deferred compensation measured by the stated value of convertible preferred stock, is recognized in the stockholders' investment section. Debt service requirements of the ESOP are met by the combination of Lukens' cash contribu-tions to the ESOP and dividends on the preferred stock.

Regarding expense recognition, cash contributions to the ESOP are recorded as compensation expense, and preferred stock dividends reduce retained earnings. This recognition results in interest expense incurred on the ESOP debt not being recognized as interest expense on Lukens' financial statements. Cash contributions are listed below.

                  1995           1994            1993
                 $2,784         $2,551          $2,222





35 -- Notes to Consolidated Financial Statements
                                   Dollars in thousands except per share amounts

8. Inventories

The components of inventory are listed below.

                                                      1995                  1994
------------------------------------------------------------     -----------------
Products finished and in process                $  131,886                99,120
Raw materials                                       26,240                31,064
Supplies                                             4,999                 4,744
------------------------------------------------------------     -----------------
Inventories /a/                                 $  163,125               134,928
----------------------------------------------------------------------------------

/a/ The percent of inventories accounted for under the LIFO inventory valuation method was 80% in 1995 and 75% in 1994.

The estimated cost to replace inventories at year-end is listed below.

                  1995           1994            1993
                $209,000       $178,000        $197,000


9. Financial Instruments

Long-term Debt. Listed below is a summary of long-term debt outstanding.

                                        Years Due           1995            1994
--------------------------------------------------    ------------    ------------
Notes payable, face amount                   2004     $  150,000         150,000
Unamortized discount                                    (    550)       (    614)
  Coupon interest at 7.625%
  Effective interest at 7.691%
Short-term notes /a/                         2001         47,900          21,850
Other /b/                               1996-2009         11,435          14,482
ESOP debt guarantee /c/                 1996-1998         19,404          22,767
--------------------------------------------------    ------------    ------------
Total debt /d/                                           228,189         208,485
Less current portion                                      10,850           7,134
--------------------------------------------------    ------------    ------------
Long-term debt                                        $  217,339         201,351
----------------------------------------------------------------------------------

/a/ The weighted-average interest rate was 6.1% at year-end 1995 and 6.3% at year-end 1994. Short-term notes are classified as long term because they are supported by the revolving credit agreements discussed below.
/b/ Consists of industrial revenue bonds and term loans.
/c/ The ESOP debt, guaranteed by Lukens, carries an 8.26% interest rate on $15,218 as of December 30, 1995. The remaining ESOP debt carries a variable rate of 80.5% of the Prime Rate. For a discussion on ESOP accounting, see Note 7.
/d/ Annual maturities of long-term debt, excluding the ESOP debt guarantee, over the next five years are listed below.

         1996           1997          1998          1999         2000
        $5,605          $316          $318          $321         $250

Notes Payable. Lukens has notes outstanding of $150,000 which are due in 2004. Interest is payable semi-annually. In June 1994, a shelf registration for an additional $100,000 of Lukens Inc. notes was completed. The notes were structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

During the first quarter of 1996, $75,000 of Medium-Term Notes, Series A, were issued from the shelf registration. The notes carry a coupon rate of 6.5% and an effective interest rate of 6.585%. Interest is payable semi-annually and the notes mature in February 2006. Proceeds from the notes were primarily used to repay the outstanding balance of revolving credit agreements. All Lukens Inc. notes are currently rated Baa2 by Moody's and BBB+ by Standard and Poor's.

Revolving Credit Agreements. During the first quarter of 1995, Lukens amended its revolving credit agreements to provide for a $150,000 committed line of credit, an increase of $25,000. During the fourth quarter, the term of the agreements was extended until January 15, 2001.

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

The agreements include covenants that require a maximum leverage ratio (defined in the agreement) of 55% and restrictions on additional debt and asset dispositions. At year-end, we were in compliance with these covenants.

Interest Expense. Interest costs include interest on obligations, amortization of debt set-up costs and interest rate swap expense. For a discussion of ESOP debt accounting, see Note 7. Interest components are listed below.

                                            1995            1994            1993
--------------------------------------------------    ------------    ------------
Costs incurred                       $    16,395          15,749          16,402
Interest capitalized                     ( 2,924)        ( 2,536)        (    83)
--------------------------------------------------    ------------    ------------
Interest expense                     $    13,471          13,213          16,319
--------------------------------------------------    ------------    ------------
Interest paid                        $    16,107          16,253          15,702
----------------------------------------------------------------------------------






Dollars in thousands except per share amounts
                                Notes to Consolidated Financial Statements -- 36

Derivative Financial Instruments -- Commodity Hedges. As of year-end 1995, Lukens was party to several commodity hedge agreements maturing in 1996. Based on year-end market conditions, the value of Lukens' contractual obligations for these commodity hedges is $33,605 and the obligation of the counterparties to the agreements is $31,689. Gains and losses on these contracts are recognized as a component of cost of products sold. Lukens is exposed to credit risk from nonperformance by the counterparties to these agreements.

Fair Value of Financial Instruments. The following table presents the fair value of certain financial instruments as of year-end 1995 and 1994.

                                                        Asset (Liability)
                                                Book Value            Fair Value
----------------------------------------------------------------------------------
1995
  Debt /a/                                      $ (228,189)           (240,581)
  Commodity hedges /b/                          $       --            (  1,296)
  --------------------------------------------------------------------------------
1994
  Debt /a/                                      $ (208,485)           (197,964)
  Commodity hedges /b/                          $       --              14,003
----------------------------------------------------------------------------------

/a/ Fair value was determined by discounting cash flows using comparable year-end market interest rates.
/b/ Fair value was estimated by using quotes from brokers.


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

Preferred Stock. There are 1,000,000 shares of series preferred stock, par value $.01 per share, authorized. An ESOP was established in 1989 with the issuance of 551,250 shares of Series B Convertible Preferred Stock. The preferred stock is stated at its liquidation preference of $60 per share and carries an annual cumulative dividend of $4.80 per share. Each share may be converted into three shares of common stock within the guidelines of an employee 401(k) savings plan. The stock is currently redeemable in common stock, cash or a combination at the option of Lukens at a price of $63 per share. The redemption price declines gradually each year to $60 per share on or after July 2, 2000.

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

Lukens will generally be entitled to redeem the rights at $.05 per right at any time until the tenth day following public announcement that a 20 percent position has been acquired. The purchase rights will expire on August 10, 1997. Of the 1,000,000 shares of series preferred stock authorized, 75,000 have been reserved for the Series A preferred stock discussed above. As of December 30, 1995, there were 6,549,313 rights outstanding.


11. Commitments and Contingencies

Leases. Lukens has various operating leases primarily for real estate and production equipment. At year-end 1995, minimum rental payments under noncancelable leases totaled $26,891. Listed below are the scheduled payments over the next five years for these leases.

         1996         1997          1998         1999         2000
        $5,354       $4,973        $4,483       $3,362       $1,439

Rent expense for all operating leases is listed below.

                  1995           1994            1993
                 $7,177         $7,459         $12,245



37 -- Notes to Consolidated Financial Statements
                                   Dollars in thousands except per share amounts

Environmental Remediation. Lukens is a potentially responsible party under Superfund law at certain waste disposal sites. The company's exposure to remediation costs at these sites depends upon several factors, including changing laws and regulations, and the allocation of costs among all potentially responsible parties. Our exposure is expected to be limited based on the volumes of waste that might be attributable to Lukens, and the number and financial strength of other potentially responsible parties. Based on information currently available, management believes any future costs in excess of amounts already accrued will not have a material adverse effect on our long-term consolidated financial condition, results of operations or competitive position.

Litigation. Since 1992, approximately 394 current and former employees have filed workers' compensation hearing loss claims against Lukens Steel Company, a wholly-owned subsidiary. As of year-end 1995, 331 of the workers' compensation claimants had released their claims and received negotiated payments. Since 1994, approximately 29 workers' compensation hearing loss claims have been alleged against Washington Steel Corporation, a wholly-owned subsidiary. In the opinion of management, established reserves are adequate to cover potential awards and defense costs resulting from these claims.

The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Commitments. At year-end 1995, purchase commitments for capital expenditures were $19,183. Capital expenditures projected for 1996 are approximately $71,000.

Lukens Steel Company has a long-term contract for the supply of oxygen and related products to its facility in Coatesville, Pennsylvania. The contract runs until 2007 and has take-or-pay provisions totaling $28,755 for the remaining term. Annual minimum commitments are $2,556, which can be adjusted for inflation.


Report of Independent Public Accountants


To the Stockholders and Board of Directors,
Lukens Inc.:

We have audited the accompanying consolidated balance sheets of Lukens Inc. (a Delaware Corporation) and subsidiaries as of December 30, 1995 and December 31, 1994 and the related consolidated statements of earnings, cash flows and stockholders' investment for each of the three fiscal years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evi-dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lukens Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective December 27, 1992, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.


/s/ Arthur Andersen LLP
Arthur Andersen LLP
Philadelphia, Pennsylvania
January 23, 1996



Dollars in thousands except per share amounts
                                Notes to Consolidated Financial Statements -- 38

Quarterly Financial Data (Unaudited)

                                             First           Second             Third          Fourth          Fiscal
                                           Quarter          Quarter           Quarter         Quarter            Year
---------------------------------------------------       -----------       -----------     -----------     -----------
Results of Operations
1995
  Net sales                            $   259,957          271,825           254,660         262,716       1,049,158
  Cost of products sold                $   228,687          237,733           222,825         233,422         922,667
  Net earnings                         $     9,096            9,547             8,698           6,673          34,014
---------------------------------------------------       -----------       -----------     -----------     -----------
1994
  Net sales                            $   220,914          242,212           231,463         252,424         947,013
  Cost of products sold                $   207,750          213,595           202,959         217,004         841,308
  Net earnings (loss)                  $   ( 2,498)/b/        6,594             7,368          10,714          22,178
-----------------------------------------------------------------------------------------------------------------------

Per Common Share
1995
  Primary earnings/a/                  $       .58              .61               .55             .42            2.16
  Fully diluted earnings/a/            $       .55              .57               .52             .40            2.05
  Dividends                            $       .25              .25               .25             .25            1.00
---------------------------------------------------       -----------       -----------     -----------     -----------
1994
  Primary earnings (loss)/a/           $     ( .21)             .41               .47             .69            1.37
  Fully diluted earnings (loss)/a/     $     ( .21)             .39               .44             .65            1.32
  Dividends                            $       .25              .25               .25             .25            1.00
-----------------------------------------------------------------------------------------------------------------------

Market Prices of Common Stock
1995
  High                                 $    30 7/8           35 1/2            34 1/4          31 5/8          35 1/2
  Low                                  $    25 3/4           30 1/4            28 3/4          26 3/4          25 3/4
  Close                                $    30 1/2           32 1/4            29 1/8          28 3/4
---------------------------------------------------       -----------       -----------     -----------     -----------
1994
  High                                 $    39 3/4           33 1/4            36 1/8          35              39 3/4
  Low                                  $    33 1/8           28 3/4            30              26 1/8          26 1/8
  Close                                $    33 1/8           30 7/8            34 3/8          29 1/8
-----------------------------------------------------------------------------------------------------------------------

/a/ Earnings per share calculations were based on the weighted-average shares and equivalents outstanding during the period reported. No adjustments were made that would be antidilutive or reduce the loss per share. Consequently, the sum of the quarterly earnings per share amounts may not equal the annual per share amounts.
/b/ In the first quarter of 1994, production disruptions and maintenance costs associated with severe weather conditions resulted in a net loss.




39 -- Financial Information
 Dollars in thousands except per share amounts and market prices of common stock

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.   Directors

     The information contained in the section entitled "Election of Directors" in the Lukens Inc. 1996 Proxy Statement is incorporated herein by reference in response to this item.

b.   Executive Officers of the Registrant

     Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

c.   Compliance With Section 16(a)

     Information contained in the section entitled "Section 16 Compliance" in the Lukens Inc. 1996 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

The information contained in the sections entitled "Management" and "Report of Executive Development and Compensation Committee" in the Lukens Inc. 1996 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the sections entitled "Principal Holders of Stock" and "Management" in the Lukens Inc. 1996 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section entitled "Certain Transactions" in the Lukens Inc. 1996 Proxy Statement is incorporated herein by reference in response to this item.

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

     3.   Exhibits

          See Index to Exhibits.

b.   Reports on Form 8-K.

     During the fourth quarter, one Report on Form 8-K was filed for Item 5. Other Events.

     . On December 5, 1995, a report was filed concerning fourth quarter 1995 developments.

     Subsequent to year-end, three Reports on Form 8-K were filed.

     . On January 24, 1996, a report was filed for Item 5. Other Events., concerning 1995 results for the year and fourth quarter.

     .  On February 20, 1996, a report was filed for Item 5. Other Events. and
        Item 7. Financial Statements, Pro Forma Financial Information and Exhibits., both concerning the issuance of notes under a shelf registration.

     . On March 20, 1996, a report was filed for Item 5. Other Events., concerning first quarter 1996 results.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LUKENS INC.
                                       (Registrant)





Date:  February 28, 1996           By  R. W. Van Sant
                                       ------------------
                                       R. W. Van Sant
                                       Chairman and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 28, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

     Michael O. Alexander                      Stuart J. Northrop
     --------------------                      ------------------
     Michael O. Alexander                      Stuart J. Northrop
     Director                                  Director

     Rod F. Dammeyer                           David B. Price, Jr.
     ---------------                           -------------------
     Rod F. Dammeyer                           David B. Price, Jr.
     Director                                  Director

     T. Kevin Dunnigan                         Joab L. Thomas
     -----------------                         --------------
     T. Kevin Dunnigan                         Joab L. Thomas
     Director                                  Director

     Ronald M. Gross                           W. Paul Tippett
     ---------------                           ---------------
     Ronald M. Gross                           W. Paul Tippett
     Director                                  Director

     Nancy Huston Hansen                       R. W. Van Sant
     -------------------                       --------------
     Nancy Huston Hansen                       R. W. Van Sant
     Director                                  Chairman and
                                               Chief Executive Officer

     Sandra L. Helton                          John C. van Roden, Jr.
     ----------------                          ----------------------
     Sandra L. Helton                          John C. van Roden, Jr.
     Director                                  Senior Vice President, Chief
                                               Financial Officer and Treasurer

     William H. Nelson, III                    C. B. Houghton, Jr.
     ----------------------                    -------------------
     William H. Nelson, III                    C. B. Houghton, Jr.
     Director                                  Vice President and
                                               Controller

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lukens Inc. 1995 Annual Report to stockholders, included or incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1996. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1993 as discussed in Note 1 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP
Philadelphia, Pennsylvania
January 23, 1996



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 23, 1996 included or incorporated by reference in this annual report on Form 10-K, into the Company's previously filed: Form S-8 Registration Statements File Numbers 33-6673, 33-23405, 33-29105, 33-54269,
33-54271, 33-54371 and 33-69780, and Form S-3 Registration Statement File Number 33-53681.




Arthur Andersen LLP
Philadelphia, Pennsylvania
March 22, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

            Allowance for Doubtful Receivables and Customer Claims

                                                Additions Charged to
                             Balance at       --------------------------                       Balance at
                              Beginning       Costs and                                          End of
Fiscal Year Ended             of Period        Expenses          Other       Deductions (a)      Period
-----------------         ---------------     -----------     ----------     --------------    ------------
December 30, 1995         $         7,569          10,044              -            10,981            6,632

December 31, 1994         $        11,444          10,467              -            14,342            7,569

December 25, 1993         $         9,836          12,997              -            11,389           11,444

(a) Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of subsidiaries of $145 in 1995 and $1,159 in 1994.







                           Deferred Income Tax Asset Valuation Allowance

                                                Additions Charged to
                             Balance at         --------------------                           Balance at
                              Beginning       Costs and                                          End of
Fiscal Year Ended             of Period        Expenses          Other        Deductions         Period
-----------------         ---------------     ---------      -----------      ----------       -----------
December 30, 1995         $         2,575             -                -               -             2,575

December 31, 1994         $         3,062             -                -             487             2,575

December 25, 1993         $         2,791 (a)       271                -               -             3,062

(a) Included in cumulative effect of accounting changes from the adoption of SFAS No. 109.

                           INDEX TO EXHIBITS (Note 1)

( 3)   Certificate of incorporation and by-laws  (Note 2)

( 4)   Lukens Inc. Indenture dated as of July 1, 1992 (Note 3)

(10)   Material Contracts

       (10.1) Lukens Inc. Supplemental Retirement Plan for Target Incentive Plan Participants, as amended, effective January 1, 1988 (Note 8)

       (10.2) Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants, as amended and restated (Note 4)

       (10.3) Lukens Inc. Supplemental Retirement Plan for Designated Executives, as amended and restated, effective April 29, 1992 (Note 4)

       (10.4) Lukens Inc. Performance Incentive Plan, effective January 1, 1995 (Note 4)

       (10.5) Lukens Inc. 1985 Stock Option and Appreciation Plan, as amended (Note 6)

       (10.6)  Lukens Inc. Stock Option Plan for Non-employee Directors
               (Note 6)

       (10.7) Employment Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 8)

       (10.8) Severance Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 8)

       (10.9) Form of Severance Agreement between certain Executive Officers and Lukens Inc. (Note 9)

       (10.10) Form of Indemnification Agreement between certain Executive
               Officers and Lukens Inc. (Note 10)

       (10.11) Lukens Inc. Directors' Deferred Payment Plan (Note 11)

       (10.12) Guaranty Agreement dated as of June 28, 1989, between Lukens Inc.
               and The Toronto-Dominion Bank & Trust Company as Agent for the Guaranteed Parties (Note 10)

       (10.13) Retirement Plan for Non-Employee Directors of Lukens Inc., as amended through November 30, 1994 (Note 5)

       (10.14) Form of Indemnification Agreement between Directors and Lukens
               Inc. (Note 10)

       (10.15) Amended and Restated Credit Agreement, dated as of April 22,
               1992, and Amended and Restated as of September 30, 1992 among Lukens Inc. and Lukens Steel Company, as the Borrowers, Certain Commercial Lending Institutions, the Toronto-Dominion Bank, and NBD Bank, N.A., as the Co-Agents, and Provident National Bank, as the Administrative Agent (Note 7)

       (10.16) First Amendment, dated as of January 15, 1995, to Amended and
               Restated Credit Agreement (Note 5)

       (10.17) Extension Request, dated as of December 1, 1995, to Amended and
               Restated Credit Agreement

       (10.18) Lease among PNC Leasing Corp., Blount, Inc., and Washington Steel
               Corporation, dated as of October 1, 1986 (Note 7)

       (10.19) Lease Amendment No. 1, dated July 22, 1987, among PNC Leasing
               Corp., Blount, Inc. and Washington Steel Corporation (Note 7)

       (10.20) Lease Amendment No. 2, Assumption and Consent among PNC Leasing
               Corp., Blount, Inc. and Washington Steel Corporation, dated as of October 18, 1988 (Note 7)

       (10.21) Lease Amendment No. 3, Assumption and Consent among PNC Leasing
               Corp., Lukens Inc. and Washington Steel Corporation, dated as of July 21, 1992 (Note 7)

       (10.22) Agreement between James J. Norton and Mercury Stainless Corp.,
               Mercury Stainless, Inc., Mercury Stainless Canada Inc., Washington Steel Corp. and Kramo Corp., dated October 31, 1989 (Note 7)

(11) Statement regarding Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consent of Arthur Andersen LLP (Note 12)

(27) Financial Data Schedule

                               NOTES TO EXHIBITS

1. Copies of exhibits will be supplied upon request. There is no charge for a copy of the Lukens Inc. 1995 Annual Report to stockholders. Other exhibits will be provided at $.25 per page requested.

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

3. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-3, File No. 33-49112.

4. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended September 30, 1995.

5. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 31, 1994.

6. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 25, 1993.

7. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 26, 1992.

8. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 28, 1991.

9. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 29, 1990.

10. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 30, 1989.

11. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-4, File No. 33-10935.

12. Incorporated by reference to the section entitled "Consent of Independent Public Accountants" in this Form 10-K.