Form 10-Q
period 1996-03-30
LUKENS INC
filed 1996-05-13
CIK 60860

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTER ENDED MARCH 30, 1996

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

     Yes /x/   No

                      SHARES OUTSTANDING AS OF MAY 4, 1996
                    Common Stock, $.01 Par Value, 14,779,052

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in thousands except per share amounts)


                                                       FIRST QUARTER
                                                   Thirteen Weeks Ended
                                                    March         April
                                                  30, 1996       1, 1995
                                                 -----------    ----------
NET SALES                                       $   264,172       259,957
OPERATING COSTS AND EXPENSES
 Cost of products sold                              252,464       228,687
 Selling and administrative expenses                 14,824        14,287
                                                 -----------    ----------
  Total operating costs and expenses                267,288       242,974

OPERATING EARNINGS (LOSS)                            (3,116)       16,983

 Interest expense                                     3,850         2,360
                                                 -----------    ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                  (6,966)       14,623

 Income tax expense (benefit)                        (2,591)        5,527
                                                 -----------    ----------

NET EARNINGS (LOSS)                             $    (4,375)        9,096
                                                 ===========    ==========

 Dividend requirements for preferred stock             (496)         (490)
                                                 -----------    ----------

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK  $    (4,871)        8,606
                                                 ===========    ==========
EARNINGS (LOSS) PER COMMON SHARE
 Primary                                        $      (.33)          .58
 Fully diluted                                  $      (.33)          .55

COMMON SHARES AND EQUIVALENTS OUTSTANDING
 Primary                                             14,757        14,752
 Fully diluted                                       16,300        16,325

CASH DIVIDENDS ON COMMON STOCK - PER SHARE      $       .25           .25

       The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                         March               December
                                                                                       30, 1996              30, 1995
                                                                                     -------------         -------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                      $      10,424                11,056
     Receivables, less allowance of $6,990 in 1996 and $6,632 in 1995                     128,391               130,601
     Inventories
        Products finished and in process                                                  145,673               131,886
        Raw materials                                                                      30,125                26,240
        Supplies                                                                            5,117                 4,999
                                                                                     -------------         -------------
                                                                                          180,915               163,125
     Deferred income taxes                                                                  8,311                 8,442
     Prepaid expenses and other                                                             1,160                 1,667
                                                                                     -------------         -------------
     Total current assets                                                                 329,201               314,891

   PLANT AND EQUIPMENT (NOTE 2)                                                           928,437               908,379
    Less accumulated depreciation                                                         390,244               378,947
                                                                                     -------------         -------------
     Net plant and equipment                                                              538,193               529,432
   INTANGIBLE ASSETS, net of accumulated amortization of $7,586 in 1996
    and $7,076 in 1995 (Note 2)                                                            82,068                57,861
   DEFERRED INCOME TAXES                                                                   18,655                16,301
   OTHER ASSETS                                                                             1,252                 1,178
                                                                                     -------------         -------------

   Total Assets                                                                     $     969,369               919,663
                                                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
   CURRENT LIABILITIES
     Accounts payable                                                               $     118,436               121,923
     Accrued employment costs                                                              33,525                53,688
     Other accrued expenses                                                                23,009                22,209
     Current maturities of long-term debt                                                  10,501                10,850
                                                                                     -------------         -------------
     Total current liabilities                                                            185,471               208,670

   LONG-TERM DEBT                                                                         268,183               217,339
   RETIREMENT BENEFITS
     Pensions                                                                              65,287                39,275
     Medical and life insurance                                                           148,001               146,401
   OTHER LIABILITIES                                                                       10,018                 9,259
                                                                                     -------------         -------------
       Total liabilities                                                                  676,960               620,944
   COMMITMENTS AND CONTINGENCIES (NOTE 5)
   STOCKHOLDERS' INVESTMENT
     Series preferred stock, 1,000,000 shares authorized
      Series B ESOP convertible preferred                                                  29,607                29,665
      (493,459 shares outstanding in 1996 and 494,413 in 1995)
     Common stock, 40,000,000 shares authorized and 15,813,259 issued (Note 3)                158                   158
     Capital in excess of par value                                                        85,699                85,204
     Earnings invested                                                                    208,368               216,934
     Foreign currency translation adjustments                                              (1,072)               (1,141)
     Deferred compensation - ESOP                                                         (18,120)              (19,404)
     Repurchased stock, at cost (1,037,700 shares in 1996 and 1,077,305 in 1995)          (12,231)              (12,697)
                                                                                     -------------         -------------
       Total stockholders' investment                                                     292,409               298,719
                                                                                     -------------         -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                   $     969,369               919,663
                                                                                     =============         =============

       The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                          FIRST QUARTER
                                                                       Thirteen Weeks Ended
                                                                      March            April
                                                                     30, 1996         1, 1995
                                                                   -----------      ------------
OPERATING ACTIVITY
     Net earnings (loss)                                          $    (4,375)            9,096

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow Used for Operating Activity
     Depreciation and amortization                                     11,910            10,534
     Income taxes deferred                                             (2,223)            1,400
     Provision for uncollectible accounts                               1,666             2,398
     Retirement benefit funding less than expense                       3,665             3,628
     Changes in working capital affecting operations
          Accounts receivable                                             544           (20,105)
          Inventories                                                 (17,790)          (16,017)
          Prepaid expenses and other                                      507               375
          Accounts payable                                             (3,486)           12,896
          Accrued expenses                                            (19,804)          (17,349)
     Other, net                                                           727              (333)
                                                                   -----------      ------------
          Cash flow used for operating activity                       (28,659)          (13,477)

FINANCING ACTIVITY
     Long-term debt
          Proceeds from issuance of notes                              74,538                 -
          Other borrowed                                                    -            47,550
          Other repaid                                                (22,783)           (2,447)
     Dividends paid                                                    (4,279)           (4,277)
     Proceeds from stock options exercised                                802                 -
     Other, net                                                          (501)               (9)
                                                                   -----------      ------------
          Net from financing activity                                  47,777            40,817

INVESTING ACTIVITY
     Capital expenditures                                             (19,648)          (25,262)
     Proceeds from sale of assets/subsidiaries                            363                17
     Other, net                                                          (465)           (3,947)
                                                                   -----------      ------------
          Net for investing activity                                  (19,750)          (29,192)

CASH AND CASH EQUIVALENTS
     Increase (decrease)                                                 (632)           (1,852)
     Start of period                                                   11,056             9,806
                                                                   -----------      ------------
          End of period                                           $    10,424             7,954
                                                                   ===========      ============

The accompanying notes are an integral part of these statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1.   BASIS OF PRESENTATION

     The financial statements are unaudited but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The preparation of our financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts and contingency disclosures. These financial statements should be read in conjunction with the financial statements and related notes in the 1995 Annual Report to Stockholders. Results from any interim period are not necessarily indicative of the results for a full year.

2.   ACCOUNTING CHANGES

     In 1996, Lukens adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangible assets and goodwill. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The adoption of the statement, based on conditions existing at the beginning of the year, did not require a write-down of assets.

     In 1996, Lukens will also adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides for an implementation option, reflecting the controversy surrounding the measurement of compensation expense for stock options and other stock-based compensation. One option is to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative would not change the current intrinsic-value approach to expense recognition, but would require pro forma disclosure in the notes to the consolidated financial statements using the fair-value method. We plan on adopting the pro forma disclosure option in the 1996 Annual Report to Stockholders, which will not have a material effect on our consolidated financial condition or results of operations.

3.   STOCK OPTIONS

     At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved an amendment to the 1985 Stock Option and Appreciation Plan that increased the number of shares of common stock available for issuance by 900,000 to a maximum of 2,737,500.

4.   BUSINESS GROUP REPORTING

     With the continued integration of our facilities, effective in 1996 business group results are reported on a product line basis. The new groups are the Carbon & Alloy Group and the Stainless Group. Prior year results have been restated to conform with these business groups.

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

6.   SUBSEQUENT EVENT

     During the second quarter of 1996, a work force reduction program was announced. A charge estimated at $11,000 will be recognized primarily for severance and other benefit costs associated with the elimination of approximately 150 salaried positions. On an after-tax basis, the charge will be approximately $7,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          (Dollars in thousands)

CHANGES IN FINANCIAL CONDITION DURING
THE THIRTEEN WEEKS ENDED MARCH 30, 1996

CAPITAL STRUCTURE

Cash and cash equivalents totaled $10,424 at the end of the first quarter, a decrease of $632 from the end of 1995. Working capital of $143,730 was up $37,509 from the balance at the end of 1995. Higher inventory partially contributed to the working capital increase. In addition, incentive compensation, related to prior-year results, was paid during the first quarter, which lowered accrued employment costs. The current ratio was 1.8 compared to
1.5 at year-end 1995.

Included in intangible assets and retirement benefits - pensions was $25,570 of pension minimum liabilities recognized during the first quarter. The additional minimum liabilities resulted from a new labor contract for the Coatesville, Pennsylvania, facility.

Debt at the end of the first quarter was $278,684, an increase of $50,495 from the beginning of the year. The increase reflected the issuance of $75,000 of Medium-Term Notes, Series A, under a $100,000 shelf registration completed in June 1994. The notes are due in February 2006 and are rated BBB+ by Standard and Poor's and Baa2 by Moody's. Interest is paid semi-annually and the notes carry a coupon rate of 6.5 percent with an effective rate of 6.585 percent. Net proceeds were primarily used to repay the outstanding balance of revolving credit agreements. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 47.8 percent, which compared to 42.1 percent at year-end 1995.

At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved a 900,000 increase in the number of shares of common stock available for issuance under the 1985 Stock Option and Appreciation Plan, increasing the total to 2,737,500.

LIQUIDITY

Operating activity required cash of $28,659 compared to 1995 first quarter cash required for operations of $13,477. Higher cash requirements in 1996 were primarily due to lower results. First quarter incentive compensation payments, related to prior-year results, had a negative impact on cash flow from operations in both years.

Financing activity generated $47,777. Proceeds from the issuance of the notes discussed in the Capital Structure section above were offset by net repayments of $22,783 and dividend payments of $4,279. Investing activity required $19,750, primarily for capital expenditures of $19,648.

Second quarter results will be impacted by an estimated $11,000 pre-tax charge for a recently announced work force reduction program. Almost half of the charge represents pension-related severance benefits that will be funded through pension plan assets.

Improving cash flow from operations in 1996 to reach the 1995 level is dependent on improving earnings and reducing inventory. Earnings in the second half of the year are anticipated to improve. Higher selling prices in the Carbon & Alloy Group, and benefits from the Steckel Mill Advanced Rolling Technology (SMART/(R)/) system and wide anneal & pickle (A&P) line projects are all expected to be positive factors.

During the first quarter, stainless hot bands were produced and wide, light-gauge carbon plate products were released for commercial production on the SMART system. The wide A&P line project is still expected to be ready for production in the second half of 1996.

Order backlog was $166,200 at the end of the first quarter, which was 23 percent higher than year-end 1995 order backlog and 24 percent lower than at the same time last year.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Because of our aggressive capital expenditure program, we continue to exceed our target long-term debt-to-capital ratio. The projected benefits of the program should improve cash flow from operations and enable us to reach our target in the long term.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED
MARCH 30, 1996 AND APRIL 1, 1995

OPERATING RESULTS

The first quarter operating loss of $3,116 compared to operating earnings of $16,983 in the first quarter of 1995. The Carbon & Alloy Group reported a loss for the first quarter. Results were impacted by higher utility costs caused by severe weather and signing bonuses associated with the new labor agreement. The Stainless Group also reported lower results due to reduced cold-rolled shipments and higher raw material costs.

Sales for the first quarter were $264,172, up 2 percent from 1995 sales of $259,957. Most of the increase in sales resulted from higher shipments in the Carbon & Alloy Group, partially offset by lower sales in the Stainless Group.

INTEREST EXPENSE

Interest expense of $3,850 was up 63 percent compared to 1995 expense of $2,360. Approximately half of the increase resulted from lower capitalized interest in 1996. The remainder primarily related to higher debt levels in 1996 compared to 1995.

INCOME TAX EXPENSE (BENEFIT)

The effective tax rate was 37.2 percent in 1996 and 37.8 percent in 1995.

NET EARNINGS (LOSS)

A net loss of $4,375 was recorded through the first quarter of 1996 compared to net earnings of $9,096 for the same period in 1995.

BUSINESS GROUP RESULTS
                                                         OPERATING
                                 NET SALES             EARNINGS (LOSS)
                           1Q 1996      1Q 1995    1Q 1996      1Q 1995

Carbon & Alloy             $121,427     106,880     (5,660)       2,129
Stainless                   142,745     153,077      6,585       19,939
Corporate                         -           -     (4,041)      (5,085)
                           --------     -------     ------       ------
                           $264,172     259,957     (3,116)      16,983
                           ========     =======     ======       ======


CARBON & ALLOY GROUP

Net sales increased 14 percent. The increase was largely attributable to a 17 percent increase in shipments, particularly in the carbon steel product line. Shipped tons were 168,900 tons in 1996 compared to 144,100 tons in 1995. Despite the increase in shipments, sales were unfavorably impacted by a lower-value shipment mix.

The group recorded a loss in the first quarter of 1996 primarily due to a $3,756 charge for signing bonuses associated with the new labor agreement at the Coatesville, Pennsylvania, facility. Higher utility costs caused by severe weather, strike preparation costs and an unfavorable shipment mix also negatively impacted earnings. Results continued to be impacted by production disruptions and expenses associated with the start-up of the SMART system.

STAINLESS GROUP

Weaker market conditions in the group's cold-rolled product line led to a 7 percent decrease in sales. The inventory corrections by our customers continued through the first quarter, significantly reducing cold-rolled stainless shipments and selling prices. A lower-value shipment mix combined with lower selling prices also contributed to the decrease. Shipments increased 2 percent, from 69,400 tons in 1995 to 71,000 tons in 1996.

Earnings were down 67 percent. Lower margins in the cold-rolled product line combined with higher raw material costs contributed to the earnings erosion.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

Disclosures concerning the increase in the number of shares of common stock available for issuance under the 1985 Stock Option and Appreciation Plan are incorporated herein by reference from Item 4 below.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The issues listed below were voted upon at the Annual Meeting of Stockholders on April 24, 1996.

 .    The directors listed below were elected for a term of three years.

     Michael O. Alexander
          Votes For:                            12,435,636
          Votes Withheld:                          635,669

     David B. Price, Jr.
          Votes For:                            12,435,525
          Votes Withheld:                          635,779

     Joab L. Thomas
          Votes For:                            12,365,822
          Votes Withheld:                          705,483

 .    An amendment to the 1985 Stock Option and Appreciation Plan was approved to increase by 900,000 the number of shares of common stock authorized for issuance under the Plan.

          Votes For:                            9,496,855
          Votes Against:                        1,491,303
          Abstained:                              166,030
          Broker Non-Votes:                     1,917,123


ITEM 5.  OTHER INFORMATION.

During the first quarter, David B. Price, Jr. was appointed to the Board of Directors. He was subsequently elected to a three-year term on the Board as indicated above in Item 4. Mr. Price, 50, is president of the Monsanto Company's Performance Materials Division, based in St. Louis, Missouri.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     (10) Lukens Inc. 1985 Stock Option and Appreciation Plan, as amended
     (11) Statement regarding computation of per share earnings
     (27) Financial Data Schedule

(b)  Reports on Form 8-K
     During the first quarter ended March 30, 1996, three Reports on Form 8-K were filed.

     . On January 24, 1996, a report was filed for Item 5. Other Events., concerning 1995 results for the year and fourth quarter.

     .    On February 20, 1996, a report was filed for Item 5. Other Events. and
          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits., concerning the issuance of notes under a shelf registration.

     . On March 20, 1996, a report was filed for Item 5. Other Events., concerning first quarter 1996 results.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LUKENS INC.



     May 9, 1996                  JOHN C. VAN RODEN, JR.
                                  ----------------------
                                  John C. van Roden, Jr.
                                  Senior Vice President, Chief Financial Officer and Treasurer