Form 10-Q
period 1996-06-29
LUKENS INC
filed 1996-08-09
CIK 60860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTER ENDED JUNE 29, 1996

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

     Yes /x/   No

                     SHARES OUTSTANDING AS OF JULY 31, 1996
                    Common Stock, $.01 Par Value, 14,793,312

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)


                                                                    SECOND QUARTER                YEAR-TO-DATE
                                                                 Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                                   June 29,     July 1,       June 29,      July 1,
                                                                     1996         1995          1996         1995
- ----------------------------------------------------------------------------   -----------  ------------- -----------
Net Sales                                                     $     255,955       271,825       520,127      531,782
Operating Costs and Expenses
    Cost of products sold                                           236,343       237,733       488,807      466,420
    Selling and administrative expenses                              13,042        14,918        27,866       29,205
    Unusual item - work force reduction provision (Note 5)           10,782             -        10,782            -
- ----------------------------------------------------------------------------   -----------  ------------- -----------
        Total operating costs and expenses                          260,167       252,651       527,455      495,625

Operating Earnings (Loss)                                            (4,212)       19,174        (7,328)      36,157

    Interest expense                                                  4,045         3,824         7,895        6,184
- -----------------------------------------------------------------------------  -----------  ------------- -----------

Earnings (Loss) Before Income Taxes                                  (8,257)       15,350       (15,223)      29,973

    Income tax expense (benefit) (Note 7)                            (2,524)        5,803        (5,115)      11,330
- -----------------------------------------------------------------------------  -----------  ------------- -----------

Net Earnings (Loss)                                           $      (5,733)        9,547       (10,108)      18,643
- ---------------------------------------------------------------------------------------------------------------------

    Dividend requirements for preferred stock                          (500)         (494)         (996)        (984)

Net Earnings (Loss) Applicable to Common Stock                $      (6,233)        9,053       (11,104)      17,659
- ---------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Common Share
    Primary                                                   $        (.42)          .61         (.75)         1.19
    Fully diluted                                             $        (.42)          .57         (.75)         1.12

Common Shares and Equivalents Outstanding
    Primary                                                          14,780        14,858        14,768       14,805
    Fully diluted                                                    16,257        16,380        16,247       16,352

Cash Dividends on Common Stock - Per Share                    $         .25           .25           .50          .50
- ---------------------------------------------------------------------------------------------------------------------


                The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                                           June 29,     December 30,
                                                                                                             1996            1995
- ---------------------------------------------------------------------------------------------------------------------    -----------
Assets
        Current Assets
            Cash and cash equivalents                                                                    $      6,780         11,056
            Receivables, less allowance of $7,618 in 1996 and $6,632 in 1995                                  123,348        130,601
            Inventories
                  Products finished and in process                                                            138,631        131,886
                  Raw materials                                                                                30,470         26,240
                  Supplies                                                                                      4,686          4,999
        -------------------------------------------------------------------------------------------------------------    -----------
                                                                                                              173,787        163,125
            Deferred income taxes (Note 7)                                                                      9,184          8,442
            Prepaid expenses and other                                                                          1,196          1,667
        -------------------------------------------------------------------------------------------------------------    -----------
            Total current assets                                                                              314,295        314,891

        Plant and Equipment (Note 2)                                                                          945,876        908,379
          Less accumulated depreciation                                                                       402,314        378,947
        -------------------------------------------------------------------------------------------------------------    -----------
            Net plant and equipment                                                                           543,562        529,432
        Intangible Assets,  net of accumulated amortization of $8,095 in 1996
          and $7,076 in 1995 (Note 2)                                                                          85,122         57,861
        Deferred Income Taxes (Note 7)                                                                         24,306         16,301
        Other Assets                                                                                            1,273          1,178
        -------------------------------------------------------------------------------------------------------------    -----------

        Total Assets                                                                                     $    968,558        919,663
        ----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Investment
        Current Liabilities
            Accounts payable                                                                             $    109,710        121,923
            Accrued employment costs                                                                           49,953         53,688
            Other accrued expenses                                                                             27,670         22,209
            Current maturities of long-term debt (Note 8)                                                       3,910         10,850
        -------------------------------------------------------------------------------------------------------------    -----------
            Total current liabilities                                                                         191,243        208,670

        Long-Term Debt (Note 8)                                                                               265,952        217,339
        Retirement Benefits (Note 6)
            Pensions                                                                                           69,687         39,275
            Medical and life insurance                                                                        147,625        146,401
        Other Liabilities                                                                                      10,298          9,259
        -------------------------------------------------------------------------------------------------------------    -----------
                Total liabilities                                                                             684,805        620,944
        Commitments and Contingencies (Note 9)
        Stockholders' Investment
            Series preferred stock, 1,000,000 shares authorized
              Series B ESOP convertible preferred                                                              29,432         29,665
              (490,535 shares outstanding in 1996 and 494,413 in 1995)
            Common stock, 40,000,000 shares authorized and 15,813,259 issued (Note 3)                             158            158
            Capital in excess of par value                                                                     85,802         85,204
            Earnings invested                                                                                 198,439        216,934
            Foreign currency translation adjustments                                                           (1,115)       (1,141)
            Deferred compensation - ESOP (Note 8)                                                             (16,836)      (19,404)
            Repurchased stock, at cost (1,028,938 shares in 1996 and 1,077,305 in 1995)                       (12,127)      (12,697)
        -------------------------------------------------------------------------------------------------------------    -----------
                Total stockholders' investment                                                                283,753        298,719
        -------------------------------------------------------------------------------------------------------------    -----------

        Total Liabilities and Stockholders' Investment                                                   $    968,558        919,663
        ----------------------------------------------------------------------------------------------------------------------------


       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                      YEAR-TO-DATE
                                                                  Twenty-six Weeks Ended
                                                                  June 29,       July 1,
                                                                   1996           1995
- ---------------------------------------------------------------------------  --------------
Operating Activity
     Net earnings (loss)                                       $  (10,108)          18,643

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow (Used for) From Operating Activity
     Depreciation and amortization                                 24,441           20,879
     Income taxes deferred                                         (8,747)           2,341
     Provision for uncollectible accounts                           4,293            4,793
     Retirement benefit funding less than expense                  12,966            6,924
     Changes in working capital affecting operations
          Accounts receivable                                       2,960          (22,529)
          Inventories                                             (10,662)         (22,360)
          Prepaid expenses and other                                  471              287
          Accounts payable                                        (12,209)           5,359
          Accrued expenses                                         (7,536)          (6,135)
     Other, net                                                     1,236              431
- ---------------------------------------------------------------------------  --------------
          Cash flow (used for) from operating activity             (2,895)           8,633

Financing Activity
     Long-term debt
          Proceeds from issuance of notes                          74,538                -
          Other borrowed                                                -           47,550
          Other repaid                                            (30,349)         (15,304)
     Dividends paid                                                (8,562)          (9,162)
     Proceeds from stock options exercised                            802              183
     Other, net                                                      (537)              (9)
- ---------------------------------------------------------------------------  --------------
          Net from financing activity                              35,892           23,258

Investing Activity
     Capital expenditures                                         (36,824)         (48,883)
     Proceeds from sale of assets/subsidiaries                        400           17,007
     Other, net                                                      (849)          (4,062)
- ---------------------------------------------------------------------------  --------------
          Net for investing activity                              (37,273)         (35,938)

Cash and Cash Equivalents
     Increase (decrease)                                           (4,276)          (4,047)
     Start of period                                               11,056            9,806
- ---------------------------------------------------------------------------  --------------
          End of period                                        $    6,780            5,759
- -------------------------------------------------------------------------------------------

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

5.   Unusual Item
     During the second quarter of 1996, Lukens announced a work force reduction program of approximately 150 salaried positions. The program was primarily aimed at reducing costs by integrating administrative functions. Termination benefits accrued and charged to expense in the second quarter totaled $10,782. On an after-tax basis, the provision reduced results by $6,859, or $.46 per common share.

     The components of the charge included severance related benefits of $6,784. Severance benefits are anticipated to be paid during the second half of 1996 and during 1997. Pension related benefits included $3,998 from the combination of pension plan benefits that are triggered at termination and from the recognition of a curtailment loss. Pension benefits were measured at a 7.75 percent discount rate.

6.   Retiree Benefits - Retiree Health & Life Insurance Benefits
     As required under the new contract for the bargaining unit employees at the Coatesville, Pennsylvania, plant, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established to provide funding for retiree medical benefit and life insurance programs. The trust agreement requires an annual contribution of $2,500 for the next four years. The initial contribution was made on July 1, 1996.

7.   Income Taxes
     Because of the unusual nature of the work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter
     income tax provision.   Excluding the work force provision, an effective
     rate of 27.1 percent was applied to 1996 first half results. Year-to-date results were used to develop the effective tax rate.

8.   Financial Instruments - Long-term Debt
     The Employee Stock Ownership Plan (ESOP) term loan, guaranteed by Lukens, is recognized as debt in the Consolidated Balance Sheets. In June 1996, the quarterly payments of the ESOP debt were restructured to align anticipated benefits with the release of Lukens Inc. preferred stock. Payments are now projected to end in 2000, instead of 1998.

9.   Commitments and Contingencies
     The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety, environmental issues and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          (Dollars in thousands)

Changes in Financial Condition during
the Twenty-six Weeks Ended June 29, 1996

Capital Structure

Cash and cash equivalents totaled $6,780 at the end of the second quarter, a decrease of $4,276 from the end of 1995. Working capital of $123,052 was up $16,831 from the balance at the end of 1995. Lower current liabilities contributed to the working capital increase. The current ratio was 1.6 compared to 1.5 at year-end 1995.

Included in Intangible Assets and Retirement Benefits - Pensions was $25,570 of pension minimum liabilities recognized during the first quarter. The additional minimum liabilities resulted from a new labor contract for the Coatesville, Pennsylvania, facility.

Debt at the end of the second quarter was $269,862, an increase of $41,673 from the beginning of the year. The increase reflected the issuance of $75,000 of Medium-Term Notes, Series A, under a $100,000 shelf registration completed in June 1994. The notes are due in February 2006 and are rated BBB+ by Standard and Poor's and Baa2 by Moody's. Interest is paid semi-annually and the notes carry a coupon rate of 6.5 percent with an effective rate of 6.585 percent. Net proceeds were primarily used to repay the outstanding balance of revolving credit agreements. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 48.4 percent, which compared to 42.1 percent at year-end 1995.

At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved a 900,000 increase in the number of shares of common stock available for issuance under the 1985 Stock Option and Appreciation Plan, increasing the total to 2,737,500.

Liquidity

Operating activity required cash of $2,895 for the first half compared to cash generated from operations of $8,633 in the first half of 1995. Cash requirements in 1996 were primarily due to lower results.

Financing activity generated $35,892. Proceeds from the issuance of the notes discussed in the Capital Structure section above were offset by net repayments of $30,349 and dividend payments of $8,562. Investing activity required $37,273, primarily for capital expenditures of $36,824.

Improving cash flow from operations in 1996 to reach the 1995 level is dependent on improving earnings and reducing inventory. Earnings in the second half of the year are anticipated to be limited by weak conditions in the stainless steel market. The market was impacted by increased imported product, which put pressure on prices in 1996. The trend is expected to continue at least through the third quarter. Improved operations from the Steckel Mill Advanced Rolling Technology (SMART/(R)/) system should be a positive factor during the balance of the year.

During the second quarter, coiled plate production increased and a variety of carbon and alloy plate products were released for commercial production on the SMART system. The wide anneal & pickle line project is expected to be ready for production in the second half of 1996.

Order backlog was $154,000 at the end of the second quarter, which was 14 percent higher than year-end 1995 order backlog and 21 percent lower than at the same time last year.

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

Results of Operations for the Quarters Ended
June 29, 1996 and July 1, 1995

Operating Results

The second quarter operating loss of $4,212 compared to operating earnings of $19,174 in the second quarter of 1995. The loss was the result of a $10,782 work force reduction provision recorded in the second quarter. Excluding the provision for comparison purposes, second quarter operating earnings were $6,570, down 66 percent from 1995. The Stainless Group primarily contributed to the decrease due to a highly competitive stainless steel market, which put substantial pressure on base selling prices. Although to a lesser extent, the Carbon & Alloy Group results continued to be impacted by the start-up of the SMART system.

Sales for the second quarter were $255,955, down 6 percent from 1995 sales of $271,825. The decrease resulted from lower sales in the Stainless Group, partially offset by improvements in the Carbon & Alloy Group.

Interest Expense

Interest expense of $4,045 was up 6 percent compared to 1995 expense of $3,824. The increase primarily related to higher debt levels, partially offset by higher amounts of capitalized interest in 1996.

Income Tax Expense (Benefit)

The effective tax rate was 30.6 percent in 1996 and 37.8 percent in 1995. Because of the unusual nature of the work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter income
tax provision.   Excluding the work force provision, an effective rate of 27.1 percent was applied to 1996 first half results. Year-to-date results were used to develop the effective tax rate.

Net Earnings (Loss)

A net loss of $5,733 was recorded for the second quarter of 1996 compared to net earnings of $9,547 for the same period in 1995. On an after-tax basis, the work force reduction provision reduced results by $6,859 in 1996.

Business Group Results
                                                 Operating
                               Net Sales       Earnings (Loss)
                           2Q 1996   2Q 1995  2Q 1996   2Q 1995
                          ---------  -------  --------  --------

Carbon & Alloy             $125,395  116,283    1,287     2,146
Stainless                   130,560  155,542     (812)   21,160
Corporate                         -        -   (4,687)   (4,132)
                           --------  -------   ------    ------
                           $255,955  271,825   (4,212)   19,174
                           ========  =======   ======    ======


Carbon & Alloy Group

Net sales increased 8 percent. The increase was largely attributable to a 12 percent increase in shipments, particularly in the carbon steel product line. Shipped tons were 170,300 tons in 1996 compared to 151,900 tons in 1995.

Earnings for the second quarter were down 40 percent. Included in second quarter earnings was a work force reduction charge of $6,178. Excluding the unusual charge, earnings of $7,465 were three-times higher than the comparable period last year. Although to a lesser extent, results continued to be impacted by production disruptions and expenses associated with the commissioning of the SMART system.

Stainless Group

Highly competitive conditions in the stainless steel market led to a 16 percent decrease in sales. Increases in imported products contributed to weakened base selling prices. Shipments increased 9 percent, from 64,000 tons in 1995 to 69,700 tons in 1996. However, excluding lower-value conversion tonnage, shipments were down slightly from last year.

The group recorded a loss in the second quarter, which resulted from a work force reduction charge of $3,695. Excluding the work force reduction provision, earnings of $2,883 were down 86 percent. Lower margins due to a less favorable shipment mix and lower selling prices contributed to the earnings erosion.

Results of Operations for the Twenty-six Weeks Ended
June 29, 1996 and July 1, 1995

Operating Results

The first half operating loss of $7,328 compared to operating earnings of $36,157 in 1995. Included in 1996 results was a work force reduction provision of $10,782. Excluding the provision for comparison purposes, operating earnings were $3,454, down 90 percent from 1995. The Stainless Group primarily contributed to the decrease due to a highly competitive stainless steel market, which put substantial pressure on base selling prices. The Carbon & Alloy Group results were impacted by higher utility costs caused by severe weather and by signing bonuses associated with a new labor contract for the Coatesville, Pennsylvania, facility.

Sales for the first half of $520,127 were 2 percent behind 1995 sales of $531,782. The decrease resulted from weak business conditions in the Stainless Group, partially offset by improvements in the Carbon & Alloy Group.

Interest Expense

Interest expense of $7,895 was up 28 percent compared to 1995 expense of $6,184. Higher debt levels primarily contributed to the increase.

Income Tax Expense (Benefit)

The effective tax rate was 33.6 percent in 1996 and 37.8 percent in 1995. Because of the unusual nature of the work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter income
tax provision.   Excluding the work force provision, an effective rate of 27.1 percent was applied to 1996 first half results. Year-to-date results were used to develop the effective tax rate.

Net Earnings (Loss)

A net loss of $10,108 in 1996 compared to net earnings of $18,643 in 1995. On an after-tax basis, the work force reduction provision reduced results by $6,859 in 1996.

Business Group Results
                                                   Operating
                               Net Sales         Earnings (Loss)
                          YTD 1996   YTD 1995  YTD 1996   YTD 1995
                          ---------  --------  ---------  ---------

Carbon & Alloy             $246,822   223,163    (4,373)     4,275
Stainless                   273,305   308,619     5,773     41,099
Corporate                         -         -    (8,728)    (9,217)
                           --------   -------    ------     ------
                           $520,127   531,782    (7,328)    36,157
                           ========   =======    ======     ======


Carbon & Alloy Group

Net sales for the first half increased 11 percent. The increase was largely attributable to a 15 percent increase in shipments, particularly in the carbon steel product line. Shipped tons were 339,200 tons in 1996 compared to 296,000 tons in 1995.

The group recorded a loss for the first half of 1996 primarily due to a work force reduction charge of $6,178. Before the provision, earnings of $1,805 were down 58 percent from 1995. Also impacting 1996 results was a $3,756 charge for signing bonuses associated with the new labor agreement at the Coatesville, Pennsylvania, facility, higher utility costs caused by severe weather and strike preparation costs. Although to a lesser extent, results continued to be impacted by production disruptions and expenses associated with the commissioning of the SMART system.

Stainless Group

Weak stainless steel market conditions led to an 11 percent decrease in sales. Inventory corrections by our customers during the first half and increased imported products significantly reduced cold-rolled stainless shipments and selling prices across product lines. A lower-value shipment mix also contri-buted to the decrease. Shipments for the first half increased 5 percent, from 133,400 tons in 1995 to 140,700 tons in 1996. The increase was primarily due to lower-value conversion tonnage.

Earnings for the first half were down 86 percent. Included in first half earnings was a work force reduction charge of $3,695. Excluding the unusual charge for comparison purposes, earnings of $9,468 were down 77 percent. The decline reflected a significant change in stainless steel market conditions as previously discussed.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the end of the 1996 second quarter, 17 active claims remain of the total 394 workers' compensation hearing loss claims alleged against Lukens Steel Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     (11) Statement regarding computation of per share earnings
     (27) Financial Data Schedule

(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the quarter ended June 29, 1996.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LUKENS INC.



August 7, 1996                              /s/ R. W. Van Sant
                                            ------------------
                                            R. W. Van Sant
                                            Chairman and Chief Executive Officer



August 7, 1996                              /s/ C. B. Houghton, Jr.
                                            -----------------------
                                            C. B. Houghton, Jr.
                                            Vice President and Controller