Form 10-Q
period 1996-09-28
LUKENS INC
filed 1996-11-07
CIK 60860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED SEPTEMBER 28, 1996

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

         Yes /x/    No

                    SHARES OUTSTANDING AS OF OCTOBER 21, 1996
                    Common Stock, $.01 Par Value, 14,801,032

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)


                                                                                    THIRD QUARTER
                                                                                 Thirteen Weeks Ended
                                                                        September 28,         September 30,
                                                                            1996                   1995
-----------------------------------------------------------------------------------------  ------------------
Net Sales                                                         $      234,421                254,660
Operating Costs and Expenses
    Cost of products sold                                                223,192                222,825
    Selling and administrative expenses                                   13,089                 14,307
    Unusual item - work force reduction provision (Note 5)                     -                      -
-------------------------------------------------------------------------------------------------------------
        Total operating costs and expenses                               236,281                237,132

Operating Earnings (Loss)                                                 (1,860)                17,528

    Interest expense                                                       4,135                  3,545
-------------------------------------------------------------------------------------------------------------

Earnings (Loss) Before Income Taxes                                       (5,995)                13,983

    Income tax expense (benefit) (Note 7)                                 (1,908)                 5,285
-------------------------------------------------------------------------------------------------------------

Net Earnings (Loss)                                               $       (4,087)                 8,698
-------------------------------------------------------------------------------------------------------------

    Dividend requirements for preferred stock                               (499)                  (488)

Net Earnings (Loss) Applicable to Common Stock                    $       (4,586)                 8,210
-------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Common Share
    Primary                                                       $         (.31)                   .55
    Fully diluted                                                 $         (.31)                   .52

Common Shares and Equivalents Outstanding
    Primary                                                               14,796                 14,853
    Fully diluted                                                         16,258                 16,352

Cash Dividends on Common Stock - Per Share (Note 9)               $          .50                    .25
-------------------------------------------------------------------------------------------------------------


                                                                           YEAR-TO-DATE
                                                                     Thirty-nine Weeks Ended
                                                                  September 28,    September 30,
                                                                      1996             1995
--------------------------------------------------------------------------------   ------------
Net Sales                                                             754,548         786,442
Operating Costs and Expenses
    Cost of products sold                                             711,999         689,245
    Selling and administrative expenses                                40,955          43,512
    Unusual item - work force reduction provision (Note 5)             10,782               -
-----------------------------------------------------------------------------------------------
        Total operating costs and expenses                            763,736         732,757

Operating Earnings (Loss)                                              (9,188)         53,685

    Interest expense                                                   12,030           9,729
-----------------------------------------------------------------------------------------------

Earnings (Loss) Before Income Taxes                                   (21,218)         43,956

    Income tax expense (benefit) (Note 7)                              (7,023)         16,615
-----------------------------------------------------------------------------------------------

Net Earnings (Loss)                                                   (14,195)         27,341
-----------------------------------------------------------------------------------------------

    Dividend requirements for preferred stock                          (1,495)         (1,472)

Net Earnings (Loss) Applicable to Common Stock                        (15,690)         25,869
-----------------------------------------------------------------------------------------------

Earnings (Loss) Per Common Share
    Primary                                                             (1.06)           1.75
    Fully diluted                                                       (1.06)           1.65

Common Shares and Equivalents Outstanding
    Primary                                                            14,778          14,820
    Fully diluted                                                      16,286          16,351

Cash Dividends on Common Stock - Per Share (Note 9)                      1.00             .75
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets
(Dollars in thousands)

                                                                                         September 28,        December 30,
                                                                                             1996                  1995
-----------------------------------------------------------------------------------------------------     -----------------
Assets
       Current Assets
           Cash and cash equivalents                                                     $     7,087                11,056
           Receivables, less allowance of $7,666 in 1996 and $6,632 in 1995                  113,956               130,601
           Inventories
                 Products finished and in process                                            116,030               131,886
                 Raw materials                                                                28,186                26,240
                 Supplies                                                                      4,845                 4,999
       ----------------------------------------------------------------------------------------------     -----------------
                                                                                             149,061               163,125
           Deferred income taxes (Note 7)                                                      9,184                 8,442
           Prepaid expenses and other                                                          2,844                 1,667
       ----------------------------------------------------------------------------------------------     -----------------
           Total current assets                                                              282,132               314,891

       Plant and Equipment (Note 2)                                                          954,549               908,379
         Less accumulated depreciation                                                       414,257               378,947
       ----------------------------------------------------------------------------------------------     -----------------
           Net plant and equipment                                                           540,292               529,432
       Intangible Assets,  net of accumulated amortization of $8,605 in 1996
         and $7,076 in 1995 (Note 2)                                                          84,632                57,861
       Deferred Income Taxes (Note 7)                                                         26,272                16,301
       Other Assets                                                                            1,263                 1,178
       ----------------------------------------------------------------------------------------------     -----------------

       Total Assets                                                                      $   934,591               919,663
       --------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Investment
       Current Liabilities
           Accounts payable                                                              $    96,819               121,923
           Accrued employment costs                                                           48,923                53,688
           Other accrued expenses                                                             23,719                22,209
           Current maturities of long-term debt (Note 8)                                       4,679                10,850
       ----------------------------------------------------------------------------------------------     -----------------
           Total current liabilities                                                         174,140               208,670

       Long-Term Debt (Note 8)                                                               260,495               217,339
       Retirement Benefits (Note 6)
           Pensions                                                                           70,217                39,275
           Medical and life insurance                                                        147,088               146,401
       Other Liabilities                                                                      10,477                 9,259
       ----------------------------------------------------------------------------------------------     -----------------
               Total liabilities                                                             662,417               620,944
       Commitments and Contingencies (Note 10)
       Stockholders' Investment (Note 9)
           Series preferred stock, 1,000,000 shares authorized
             Series B ESOP convertible preferred                                              29,107                29,665
             (485,113 shares outstanding in 1996 and 494,413 in 1995)
           Common stock, 40,000,000 shares authorized and 15,813,259 issued (Note 3)             158                   158
           Capital in excess of par value                                                     85,963                85,204
           Earnings invested                                                                 186,451               216,934
           Foreign currency translation adjustments                                           (1,128)               (1,141)
           Deferred compensation - ESOP (Note 8)                                             (16,436)              (19,404)
           Repurchased stock, at cost (1,013,103 shares in 1996 and 1,077,305 in 1995)       (11,941)              (12,697)
       ----------------------------------------------------------------------------------------------     -----------------
               Total stockholders' investment                                                272,174               298,719
       ----------------------------------------------------------------------------------------------     -----------------

       Total Liabilities and Stockholders' Investment                                    $   934,591               919,663
       --------------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                YEAR-TO-DATE
                                                                           Thirty-nine Weeks Ended
                                                                        September 28,     September 30,
                                                                            1996              1995
------------------------------------------------------------------------------------    ----------------
Operating Activity
     Net earnings (loss)                                              $     (14,195)             27,341

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow From Operating Activity
     Depreciation and amortization                                           36,940              31,018
     Income taxes deferred                                                  (10,713)              4,415
     Provision for uncollectible accounts                                     5,329               7,340
     Retirement benefit funding less than expense                            12,959                 750
     Changes in working capital affecting operations
          Accounts receivable                                                11,316             (24,856)
          Inventories                                                        14,064             (38,535)
          Prepaid expenses and other                                         (1,177)               (480)
          Accounts payable                                                  (28,793)             12,646
          Accrued expenses                                                  (12,517)               (845)
     Other, net                                                               1,615                 727
------------------------------------------------------------------------------------    ----------------
          Cash flow from operating activity                                  14,828              19,521

Financing Activity
     Long-term debt
          Proceeds from issuance of notes                                    74,538                   -
          Other borrowed                                                          -              70,350
          Other repaid                                                      (34,664)            (15,475)
     Dividends paid                                                         (12,854)            (12,843)
     Proceeds from stock options exercised                                      802                 408
     Other, net                                                                (537)                (12)
------------------------------------------------------------------------------------    ----------------
          Net from financing activity                                        27,285              42,428

Investing Activity
     Capital expenditures                                                   (45,590)            (77,769)
     Proceeds from sale of assets/subsidiaries                                  420              17,007
     Other, net                                                                (912)             (3,827)
------------------------------------------------------------------------------------    ----------------
          Net for investing activity                                        (46,082)            (64,589)

Cash and Cash Equivalents
     Increase (decrease)                                                     (3,969)             (2,640)
     Start of period                                                         11,056               9,806
------------------------------------------------------------------------------------    ----------------
          End of period                                               $       7,087               7,166
--------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)


1.       Basis of Presentation
         The financial statements are unaudited but reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The preparation of our financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts and contingency disclosures. These financial statements should be read in conjunction with the financial statements and related notes in the 1995 Annual Report to Stockholders. Results from any interim period are not necessarily indicative of the results for a full year.

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

         The components of the charge included severance related benefits of $6,784. Termination benefits paid and charged against the liability as of September 28, 1996, were $2,098. The remaining severance benefits are anticipated to be paid during the fourth quarter of 1996 and during 1997. Pension related benefits included $3,998 from the combination of pension plan benefits that are triggered at termination and from the recognition of a curtailment loss. Pension benefits were measured at a
         7.75 percent discount rate.

6.       Retiree Benefits - Retiree Health & Life Insurance Benefits
         As required under the new contract for the bargaining unit employees at the Coatesville, Pennsylvania, plant, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established to provide funding for retiree medical benefit and life insurance programs. The trust agreement requires an annual contribution of $2,500 during the four-year term of the contract. The initial contribution was made on July 1, 1996.

7.       Income Taxes
         Because of the unusual nature of the work force reduction provision, the tax impact of 36.4 percent was recognized separately in the 1996 second quarter income tax provision. Excluding the work force provision, an effective rate of 29.9 percent was applied to 1996 results for the first three quarters. Year-to-date results were used to develop the 1996 effective tax rate.

8.       Financial Instruments - Long-term Debt
         The Employee Stock Ownership Plan (ESOP) term loan, guaranteed by Lukens, is recognized as debt in the Consolidated Balance Sheets. In June 1996, the quarterly payments of the ESOP debt were restructured to align anticipated benefits with the release of Lukens Inc. preferred stock. The term of the ESOP loan on the component that carries a variable interest rate and a prepayment option was not changed. Prepayments may be made into 2000. With the revised estimates of benefit requirements, however, the entire ESOP loan is projected to be repaid by the end of 1999.

9.       Stockholders' Investment
         Common Stock. Due to the timing of the Board of Directors meetings, two quarterly common stock dividends were declared in the third quarter, totaling $.50 per share. Common stock dividends paid in 1996 totaled $1.00 per share.

         Shareholder Rights Plan. In September 1996, the Board of Directors adopted the Renewed Rights Agreement, effective when the existing plan expires on August 10, 1997. The Renewed Rights Agreement is substantially identical to the existing plan with the following modifications:

         .    each outstanding share of common stock is entitled to one right

         . each right entitles stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $80

         . the rights become exercisable if a person or group acquires or makes a tender or exchange offer for 15 percent or more of common stock outstanding

         . Lukens will generally be entitled to redeem the rights at $.01 per right at any time until the tenth day following public announcement that a 15 percent position has been acquired

         . the purchase rights will expire on September 25, 2006, unless the Board of Directors extends the final expiration date or redeems the rights earlier.

10.      Commitments and Contingencies
         The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety, environmental issues and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated long-term financial condition or results of operations of the company.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.
                  (Dollars in thousands)

Changes in Financial Condition during
the Thirty-nine Weeks Ended September 28, 1996

Capital Structure

Cash and cash equivalents totaled $7,087 at the end of the third quarter, a decrease of $3,969 from the end of 1995. Working capital of $107,992 was up $1,771 from the balance at the end of 1995. The reductions in accounts receivable and inventory were primarily offset by the change in accounts payable. The current ratio was 1.6 compared to 1.5 at year-end 1995.

Included in Intangible Assets and Retirement Benefits - Pensions was $25,570 of pension minimum liabilities recognized during the first quarter. The additional minimum liabilities resulted from a new labor contract for the Coatesville, Pennsylvania, facility.

Debt at the end of the third quarter was $265,174, an increase of $36,985 from the beginning of the year. The increase reflected the issuance of $75,000 of Medium-Term Notes, Series A, under a $100,000 shelf registration completed in June 1994. The notes are due in February 2006 and are rated BBB+ by Standard and Poor's and Baa2 by Moody's. Interest is paid semi-annually and the notes carry a coupon rate of 6.5 percent with an effective rate of 6.585 percent. Net proceeds were primarily used to repay the outstanding balance of revolving credit agreements. The ratio of long-term debt to capital (long-term debt plus stockholders' investment) was 48.9 percent, which compared to 42.1 percent at year-end 1995.

At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved a 900,000 increase in the number of shares of common stock available for issuance under the 1985 Stock Option and Appreciation Plan, increasing the total to 2,737,500.

Liquidity

Cash flow from operating activity totaled $14,828 for the first three quarters compared to $19,521 in the comparable 1995 period. The decrease was primarily due to lower results in 1996. Cash flow from operations benefited from lower inventory levels as inventory reduction initiatives began to be realized in the third quarter.

Financing activity generated $27,285. Proceeds from the issuance of the notes discussed in the Capital Structure section above were offset by net repayments of $34,664 and dividend payments of $12,854. Investing activity required $46,082 primarily for capital expenditures of $45,590.

Improving cash flow from operations for the balance of 1996 is primarily dependent on an inventory reduction program. We do not see any immediate improvement in the weak North American stainless steel market conditions as imports continue to severely depress selling prices. We anticipate that we will record a loss again in the fourth quarter, making it difficult to surpass

1995 cash flow levels. Improved operations from the Steckel Mill Advanced Rolling Technology (SMART(R)) system should be a positive factor during the balance of the year.

We have released 10 grades of SMART carbon, alloy and stainless plate for order-entry, in sizes that represent the core of our wide, light-gauge product mix. Our challenge now is to balance order rates to levels that will match the increased production of the SMART system. The wide anneal & pickle line project is expected to be ready for production by the end of the year.

Order backlog was $118,300 at the end of the third quarter, which was 13 percent lower than year-end 1995 order backlog and 23 percent lower than at the same time last year.

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

Results of Operations for the Quarters Ended
September 28, 1996 and September 30, 1995

Operating Earnings (Loss)

The third quarter operating loss of $1,860 compared to operating earnings of $17,528 in the third quarter of 1995. The Stainless Group reported a loss in the third quarter primarily due to a highly competitive stainless steel market, which put substantial pressure on base selling prices.

Sales for the third quarter were $234,421, down 8 percent from 1995 sales of $254,660. The decrease resulted from lower sales in the Stainless Group, partially offset by improvements in the Carbon & Alloy Group.

Interest Expense

Interest expense of $4,135 was up 17 percent compared to 1995 expense of $3,545. The increase primarily related to higher debt levels in 1996.

Income Tax Expense (Benefit)

The effective tax rate was 31.8 percent in 1996 and 37.8 percent in 1995. Year-to-date results were used to develop the 1996 effective tax rate.

Net Earnings (Loss)

A net loss of $4,087 was recorded for the third quarter of 1996 compared to net earnings of $8,698 for the same period in 1995.

Business Group Results

                                                                                  Operating
                                              Net Sales                        Earnings (Loss)
                                     3Q 1996            3Q 1995            3Q 1996        3Q 1995
Carbon & Alloy                    $    119,567            102,297             6,896          3,301
Stainless                              114,854            152,363            (5,398)        18,604
Corporate                                    -                  -            (3,358)        (4,377)
                                  ------------       ------------       ------------   ------------
                                  $    234,421            254,660            (1,860)        17,528
                                  ------------       ------------       ------------   ------------

Carbon & Alloy Group

Net sales increased 17 percent. The increase was largely attributable to a 20 percent increase in shipments, particularly in the carbon steel product line. Shipped tons were 159,600 tons in 1996 compared to 132,600 tons in 1995. The sales improvement translated into a strong earnings improvement from the third quarter of 1995. Although to a lesser extent, results continued to be impacted by production disruptions and expenses associated with the commissioning of the SMART system.

Stainless Group

Highly competitive conditions in the stainless steel market led to a 25 percent decrease in sales. Increases in imported products contributed to depressed base selling prices across all product lines. Shipments were 63,000 tons in 1996 compared to 63,500 tons in 1995. Excluding lower-value conversion tonnage, shipments were down 12 percent from last year, primarily due to a decrease in hot-rolled stainless product shipments.

The group recorded a loss in the third quarter. Lower margins due to a less favorable shipment mix and lower selling prices contributed to the earnings erosion.

Results of Operations for the Thirty-nine Weeks Ended
September 28, 1996 and September 30, 1995

Operating Earnings (Loss)

The operating loss of $9,188 through three quarters compared to operating earnings of $53,685 in 1995. Included in 1996 results was a work force reduction provision of $10,782. Excluding the provision for comparison purposes, operating earnings were $1,594, down 97 percent from 1995. The Stainless Group primarily contributed to the decrease due to a highly competitive stainless steel market, which put substantial pressure on base selling prices. The Carbon & Alloy Group results were impacted by higher utility costs caused by severe winter weather and by signing bonuses associated with a new labor contract for the Coatesville, Pennsylvania, facility.

Sales for the first three quarters of $754,548 were 4 percent behind 1995 sales of $786,442. The decrease resulted from weak business conditions in the Stainless Group, partially offset by improvements in the Carbon & Alloy Group.

Interest Expense

Interest expense of $12,030 was up 24 percent compared to 1995 expense of $9,729. Higher debt levels primarily contributed to the increase.

Income Tax Expense (Benefit)

The effective tax rate was 33.1 percent in 1996 and 37.8 percent in 1995. Because of the unusual nature of the work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter 1996 income tax provision. Excluding the work force provision, an effective rate of
29.9 percent was applied to 1996 results through the first three quarters. Year-to-date results were used to develop the 1996 effective tax rate.

Net Earnings (Loss)

A net loss of $14,195 in 1996 compared to net earnings of $27,341 in 1995. On an after-tax basis, the work force reduction provision recorded in the second quarter reduced results by $6,859 in 1996.

Business Group Results

                                                                            Operating
                                          Net Sales                      Earnings (Loss)
                                  YTD 1996        YTD 1995           YTD 1996       YTD 1995
Carbon & Alloy                   $   366,389         325,460            2,523           7,576
Stainless                            388,159         460,982              375          59,703
Corporate                                  -               -          (12,086)        (13,594)
                                 -----------     -----------        ----------     -----------
                                 $   754,548         786,442           (9,188)         53,685
                                 ===========     ===========        ==========     ===========

Carbon & Alloy Group

Net sales for three quarters increased 13 percent. The increase was largely attributable to a 16 percent increase in shipments, particularly in the carbon steel product line. Shipped tons were 498,800 tons in 1996 compared to 428,600 tons in 1995.

Earnings through three quarters were down 67 percent, primarily due to a work force reduction charge of $6,178 recorded in the second quarter. Before the provision, earnings of $8,701 were up 15 percent from 1995. Also impacting 1996 results was a $3,756 charge for signing bonuses associated with the new labor agreement at the Coatesville, Pennsylvania, facility, higher utility costs caused by severe winter weather and strike preparation costs. Although to a lesser extent, results continued to be impacted by production disruptions and expenses associated with the commissioning of the SMART system.

Stainless Group

Weak stainless steel market conditions led to a 16 percent decrease in sales. Inventory corrections by our customers during the first half of the year reduced cold-rolled stainless shipments and increased imported products significantly reduced stainless selling prices across product lines. A lower-value shipment mix also contributed to the decrease. Shipments for three quarters increased
3 percent, from 196,900 tons in 1995 to 203,700 tons in 1996. The increase was primarily due to lower-value conversion tonnage.

Earnings through three quarters were down significantly. Included in earnings was a work force reduction charge of $3,695 recorded in the second quarter. Excluding the unusual charge for comparison purposes, earnings of $4,070 were down 93 percent. The decline reflected a significant deterioration in stainless steel market conditions as previously discussed.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the end of the 1996 third quarter, there were 21 active workers' compensation hearing loss claims alleged against Lukens Steel Company. This includes five new workers' compensation hearing loss claims that were filed against Lukens Steel Company during the 1996 third quarter.

Item 2.  Changes in Securities.

Lukens has a Shareholder Rights Plan designed to deter coercive or unfair takeover tactics and to prevent a buyer from gaining control of Lukens without offering a fair price to stockholders. The existing plan is scheduled to expire in August 1997. At its meeting on September 25, 1996, the Board of Directors adopted the Renewed Rights Agreement, a copy of which is attached as Exhibit
(4), and incorporated in this Item by reference.

Effective upon expiration of the existing plan, the Renewed Rights Agreement entitles each outstanding share of common stock to one right. Each right entitles stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $80. The rights become exercisable if a person or group acquires or makes a tender or exchange offer for 15 percent or more of common stock outstanding. The rights can also become exercisable if the Board of Directors determines, with the concurrence of outside directors, that a person has certain interests adverse to Lukens and has acquired at least 10 percent of common stock outstanding.

If the company is then acquired in a merger or other business combination transaction, each right will entitle the holder to receive, upon exercise, common stock of either Lukens or the acquiring company having a value equal to two times the exercise price of a right.

Lukens will generally be entitled to redeem the rights at $.01 per right at any time until the tenth business day following public announcement that a 15 percent position has been acquired. The purchase rights will expire on September 25, 2006, unless the Board of Directors extends the final expiration date or redeems the rights earlier.

Item 5.  Other Information.

On October 10, 1996, Lukens published a letter from the Chief Executive Officer to the shareholders regarding the decline in the common stock price, results for the balance of the year and other management initiatives. A copy of the letter is attached as Exhibit (19) and is incorporated in this Item by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (4)    Renewed Rights Agreement, dated as of September 25, 1996
     (11)   Statement regarding computation of per share earnings
     (19)   Letter to Lukens Shareholders, dated October 10, 1996
     (27)   Financial Data Schedule

(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the quarter ended September 28, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           LUKENS INC.




         November 1, 1996                  /s/ R. W. Van Sant
                                               --------------
                                               R. W. Van Sant
                                               Chairman and Chief Executive
                                               Officer






         November 1, 1996                  /s/ John C. van Roden, Jr.
                                               ----------------------
                                               John C. van Roden, Jr.
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer





         November 1, 1996                  /s/ P. Blaine Clemens
                                               -----------------
                                               P. Blaine Clemens
                                               Vice President and Controller