Form 10-K
period 1996-12-28
LUKENS INC
filed 1997-03-24
CIK 60860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Yes /X/    No /  /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Based on the closing price of March 7, 1997, the aggregate market value of common stock held by nonaffiliates of the registrant was $177.4 million.

     The number of common shares outstanding of the registrant was 14,805,589 as of March 7, 1997.

     DOCUMENTS INCORPORATED BY REFERENCE
     (1) Proxy Statement for Stockholder Meeting on April 30, 1997      Part III

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

Effective in 1997, the Washington Steel Corporation was merged with the Lukens Steel Company, a wholly-owned subsidiary. The following disclosures reflect the subsidiary structure as it existed during 1996.

Business Groups

With the continued integration of the company's facilities, effective in 1996 business group results are reported on a product line basis. The new groups are the Carbon & Alloy Group and the Stainless Group. Prior year results have been restated to conform with these business groups. Financial information for these business groups is incorporated herein by reference to Note 2 to the financial statements included in Part II, Item 8 of this Form 10-K. The chart below outlines the business group composition of consolidated net sales for each of the last three years.


            Composition of Consolidated Net Sales by Business Group

                                               1996   1995   1994
                                              -----  -----  -----
    Carbon & Alloy                         %   49.6   41.9   48.9

    Stainless                                  50.4   58.1   51.1
                                              -----  -----  -----
    Total                                  %  100.0  100.0  100.0
                                              =====  =====  =====

Carbon & Alloy Group

The Carbon & Alloy Group specializes in the production of carbon, alloy and clad steel plate. Lukens Steel Company is the largest subsidiary in the group, representing virtually all of the group's sales in 1996. It ranks as one of the largest domestic plate steel producers and is the largest domestic producer of heavy-gauge, heat treated alloy plate steels. There are several domestic and foreign competitors. Major competitors are U.S. Steel Group, a subsidiary of the USX Corporation, and Bethlehem Steel Corporation.

Lukens Steel's competitive position is enhanced by a concentration on plate with a product line that includes a wide range of sizes and grades. In addition to price and quality, customer satisfaction, measured by factors like shipped-on-time performance and production lead times, has become increasingly important in the competitive environment. Price competition has been and is expected to remain intense as new capacity enters the market. In the long term, the recently commissioned Steckel Mill Advanced Rolling Technology (SMART(R)) system should enable the group to produce high quality, wide, light-gauge plate at competitive costs. The system will also produce new products that enable the company to enter markets previously beyond its capabilities.

Products are sold primarily by an in-house sales force. Steel service centers are the largest market for the group, accounting for approximately 38 percent of annual sales in the last three years. The Carbon & Alloy Group supplies a wide range of markets in the capital goods sector of the economy, including markets for:

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

Raw materials used in the production of carbon and alloy steel plate include carbon scrap, alloy scrap and alloy additives. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are affected by the operating level of the domestic steel industry, the quantity of scrap exported, currency exchange rates, and world political and economic conditions. Scrap remains readily available, but scrap prices remained at relatively high levels.

Principal energy sources used in production include electricity and natural gas. Limited propane gas back-up systems are available at manufacturing facilities in the event of natural gas supply restrictions. Forward exchange or hedge contracts for the purchase of natural gas are used to manage the group's exposure to price volatility.

Stainless Group

Washington Steel Corporation is the largest subsidiary in the group, representing 67 percent of the group's sales in 1996. This subsidiary specializes in manufacturing and marketing stainless steel sheet, strip, plate, hot band and slabs. Primary competitors include Allegheny-Teledyne Incorporated, J&L Specialty Steel, Inc., North American Stainless Corporation and Avesta Sheffield Pipe Inc. Washington Steel's competitive position is built on the ability to serve niche markets by providing a wide range of quality products.

Similar to the competitive environment in the Carbon & Alloy Group, customer satisfaction, measured by factors like shipped-on-time performance and production lead times, has become increasingly important. Price and quality remain significant factors in the competitive environment. Stainless products produced on the SMART system and finished on the group's recently installed wide anneal and pickle line are anticipated to create quality, size and cost competitive advantages in the long term. Marketing efforts for stainless hot rolled products will be a key factor for 1997.

As evidenced by the Stainless Group results in 1996, vulnerability to stainless steel imports can have a devastating impact. The dramatic rise in low-priced stainless steel imports depressed base selling prices across all product lines. It will be difficult for prices to rebound significantly from 1996 and the introduction of new production capacity by competitors will continue to exert pressure on selling prices over the next two or three years. Weak results are expected to continue in 1997 if there is no improvement in the current market conditions.

Washington Specialty Metals Corporation is a service and distribution center that specializes in stainless steel. There are numerous competitors on both a national and a regional scale. Washington Specialty Metals is a leading distributor of flat-rolled stainless steel.

Products are sold primarily by the group's own sales organizations. Service centers are the largest market for the group, accounting for approximately 37 percent of annual sales in the last three years. The Stainless Group ultimately supplies diverse markets, including:

       .  Process Industries
       .  Food Service Equipment
       .  Architecture and Construction
       .  International
       .  Consumer Durables.

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

Sales Order Backlog
(Dollars in thousands)

Listed below is the backlog at the end of 1996 and 1995. The backlog at year-end 1996 is anticipated to be shipped in 1997.


                                         12/28/96        12/30/95
                                         --------        --------
          Carbon & Alloy                 $ 68,134          90,416

          Stainless                        59,396          44,868
                                         --------         -------
          Total                          $127,530         135,284
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

In 1996, capital expenditures for environmental compliance projects were $4.7 million, including expanded pollution control equipment at the melting facility of Washington Steel Corporation. In 1997 and 1998, capital expenditures are anticipated to be approximately $5 million and $4.6 million, respectively.

Lukens has been designated a potentially responsible party under Superfund law at certain waste disposal sites and continually monitors a range of other environmental issues. Superfund designations are made regardless of the extent of the company's direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of incurred costs and for future investigation or remedial actions. The company accrues costs associated with environmental matters when they become probable and can be reasonably estimated. In assessing environmental liability, the company considers the extent and type of hazardous substances at a site, the range of technologies that can be used for remediation, evolving laws and regulations, the allocation of costs among potentially responsible parties, and the number and financial strength of those parties.

During the fourth quarter of 1996, $9.4 million of expenses for environmental remediation were recognized. The provision represented our best estimate of costs for a Superfund site and other waste disposal sites.

Based on information currently available, the liability recorded for environmental remediation costs was approximately $16.8 million at year-end 1996 and $5.4 million at year-end 1995. Due to their uncertain nature, amounts accrued could differ, perhaps significantly, from the actual costs that will be incurred. No potential insurance recoveries were taken into account in determining the company's cost estimates or reserves. Management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Employees

The average number of employees during 1996 was 3,450, down from the 1995 average of 3,660. The decrease primarily reflected a work force reduction in the second quarter of 1996 that eliminated approximately 150 salaried positions. A new labor contract was ratified for the bargaining unit employees of a Carbon & Alloy Group facility during the first quarter of 1996. The contract provided for improvements in compensation and benefits, and terminates on January 31, 2000. Labor contracts for the Pennsylvania and Ohio manufacturing facilities of the Stainless Group expire in 1999 and 2000.

ITEM 2.  PROPERTIES.

Capital Expenditure Program

Capital expenditures in 1996 of $57.1 million were part of a program aimed at promoting synergy between the Carbon & Alloy Group and the Stainless Group, and expanding product lines to take advantage of anticipated long-term growth in stainless steel markets.

The centerpiece of the program was the installation of the SMART system at the facility in Conshohocken, Pennsylvania. The new system utilizes Steckel rolling technology and processes products for our carbon, alloy and stainless product lines. By year-end 1996, more than 20 grades of SMART carbon, alloy and stainless plate were released for order-entry, in sizes that represent the core of the wide, light-gauge product mix. SMART coil production has exceeded 2,500 tons per week.

A key component for the stainless steel business strategy was the installation of the wide anneal and pickle line at the Massillon, Ohio, facility. The installation of the line was completed during the fourth quarter of 1996 and commissioning is under way.

Carbon & Alloy Group

Raw steel is produced by an electric arc furnace at the Coatesville, Pennsylvania, plant. Approximately 65 percent of 1996 production at this facility was continuously cast into slabs, with the balance used for ingots. In 1995, stainless melting was initiated at the Coatesville plant. Hot rolling, finishing and fabrication facilities are located in Coatesville and Conshohocken, Pennsylvania. A relatively small fabrication facility is located in Newton, North Carolina. Although to a lesser extent in 1996, capacity was limited due to production disruptions associated with the start-up of capital expenditure projects. In 1997, steel slabs will continue to be purchased, on a limited basis, to supplement melting capacity. Capacity of other facilities is considered adequate to support projected sales.

Stainless Group

Washington Steel Corporation has melting, continuous casting and hot rolling facilities in Houston, Pennsylvania. Both the Washington, Pennsylvania, and Massillon, Ohio, facilities have cold rolling and finishing facilities. Utilization of these facilities averaged between 70 percent and 80 percent in 1996. Capacity of facilities is considered adequate to support projected sales.

Washington Specialty Metals Corporation has fabrication and distribution facilities in Wheeling and Carol Stream, Illinois, and Lawrenceville, Georgia. Additional distribution centers are listed below.

       . Carrollton, Texas                    . Youngsville, North Carolina
       . Tampa, Florida                       . Brampton, Ontario, Canada
       . Vaudreuil, Quebec, Canada

ITEM 3.  LEGAL PROCEEDINGS.

Since 1992, approximately 394 current and former employees have filed workers' compensation hearing loss claims before the Pennsylvania Workers' Compensation Board against Lukens Steel Company, a wholly-owned subsidiary. Reserves totaling approximately $6 million were established to cover potential awards and defense costs resulting from these claims. As of year-end 1996, an aggregate of 374 workers' compensation claimants had released their claims or received negotiated payments which were, in the aggregate, within the amount of the established reserves.

Since 1994, approximately 29 workers' compensation claims alleging hearing loss have been filed by current and former employees before the Pennsylvania Workers' Compensation Board against Washington Steel Corporation, a wholly-owned subsidiary. Reserves totaling approximately $1 million were established to cover potential awards and defense costs resulting from these claims.

In the opinion of management, remaining reserves are adequate to cover potential awards and defense costs resulting from these claims.

Lukens is involved in litigation and administrative proceedings which seek the recovery of response costs with respect to certain waste disposal sites and is a potentially responsible party under Superfund law at some of these sites. Lukens' potential exposure in these actions will vary according to the amount of responsibility attributed to Lukens, the allocation of responsibility among, and financial viability of, other responsible parties, and the method and duration of remedial action. Management does not anticipate that its long-term financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

The company is party to various claims, disputes, legal actions and other proceedings involving contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following executive officers were elected by the Board of Directors until their respective successors are elected:

                                                      Executive Officer
Executive Officer/Title                      Age            Since
-----------------------                      ---      -----------------
R. W. Van Sant                                58           October 1991
Chairman and Chief Executive Officer

John H. Bucher                                57             April 1993
Vice President-Technology

P. Blaine Clemens                             59           January 1997
Vice President and Controller

C. B. Houghton, Jr.                           56          November 1994
Vice President-Business Development

T. Grant John                                 58          February 1993
Senior Vice President-Commercial

Richard D. Luzzi                              45          February 1993
Vice President-Human Resources

James J. Norton                               40             April 1992
Senior Vice President-President and
Chief Operating Officer-Washington
Specialty Metals

Frederick J. Smith                            53             April 1993
Senior Vice President-Operations

William D. Sprague                            55           October 1988
Vice President, General Counsel
and Secretary

John C. van Roden, Jr.                        48          February 1987
Senior Vice President and
Chief Financial Officer

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

                                 PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled "Dividends" in Part II, Item 7 of this Form 10-K and the section entitled "Quarterly Financial Data" in Part II, Item 8 of this Form 10-K is incorporated herein by reference in response to this item.

ITEM 6.   SELECTED FINANCIAL DATA.

SELECTED FINANCIAL HIGHLIGHTS FOR ELEVEN YEARS


                                                                      1996/a/         1995/a/          1994/a/             1993/a/
-----------------------------------------------------------------------------  --------------  ---------------  ------------------
   Net sales                                                    $    970,320       1,049,158          947,013             862,072
   --------------------------------------------------------------------------  --------------  ---------------  ------------------
   Operating earnings (loss)                                         (26,053)         67,980           49,570              36,602
   Net non-operating (expense) income                                (16,735)        (13,471)         (13,213)            (16,319)
   Income tax expense (benefit)                                      (14,377)         20,495           14,179               7,161
   --------------------------------------------------------------------------  --------------  ---------------  -----------------
   Earnings (loss) from continuing operations                        (28,411)         34,014           22,178              13,122
   Discontinued operations, net of tax                                    --              --               --               2,780
   --------------------------------------------------------------------------  --------------  ---------------  -----------------
   Net earnings (loss) before cumulative effect of
    accounting changes                                               (28,411)         34,014           22,178              15,902
      Per common share-- primary
        Continuing operations                                          (2.06)           2.16             1.37                 .76
        Discontinued operations                                           --              --               --                 .19
        ---------------------------------------------------------------------  --------------  ---------------  -----------------
        Net earnings (loss)                                            (2.06)           2.16             1.37                 .95
      Percent of stockholders' investment-- start of year       %       (9.5)           12.3              8.3                 4.8
      Shares and equivalents outstanding --
      weighted average                                                14,784          14,825           14,743              14,781
      -----------------------------------------------------------------------  --------------  ---------------  -----------------
   Cash dividends-- common                                            14,781          14,696           14,583              14,508
      Per share                                                         1.00            1.00             1.00                1.00
      -----------------------------------------------------------------------  --------------  ---------------  -----------------
   Cash flow from operations                                          43,667          85,491           79,180              72,290
   Depreciation and amortization                                      48,949          41,304           43,962              45,488
   Capital expenditures                                               57,092         104,120          120,342              67,424
   Average number of employees                                         3,450           3,660            4,060               4,769
------------------------------------------------------------------------------------------------------------------------------------

AT YEAR-END
   Inventories                                                  $    148,925         163,125          134,928             160,060
   Current assets                                                    266,656         314,891          281,036             307,739
   Working capital                                                    99,158         106,221          106,480             146,034
      Current ratio                                                      1.6             1.5              1.6                 1.9
   Plant and equipment, net of depreciation                          533,326         529,432          478,129             431,853
   Total assets                                                      888,751         919,663          826,434             817,178
   --------------------------------------------------------------------------  --------------  ---------------  -----------------
   Long-term debt                                                    248,695         217,339          201,351             220,768
   Total debt                                                        253,573         228,189          208,485             226,589
   --------------------------------------------------------------------------  --------------  ---------------- -----------------
   Stockholders' investment                                          244,642         298,719          277,057             266,754
      Per common share                                                 16.53           20.27            18.91               18.36
   Common shares outstanding                                          14,802          14,736           14,652              14,529
   Stockholders of record                                              4,900           5,700            6,000               5,600
------------------------------------------------------------------------------------------------------------------------------------


a. Includes results from the Washington Steel Corporation acquisition on April 24, 1992.

Dollars and shares in thousands except per share amounts



                                                                     1992/a/          1991              1990                1989

--------------------------------------------------------------------------  ---------------  ----------------  ------------------

FOR THE YEAR
   Net sales                                                      695,772          423,154           488,217             476,838
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Operating earnings (loss)                                       51,820           22,006            59,376              60,025
   Net non-operating (expense) income                             (12,737)             225              (686)             (2,758)
   Income tax expense (benefit)                                    15,289            8,432            21,829              21,275
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Earnings (loss) from continuing operations                      23,794           13,799            36,861              35,992
   Discontinued operations, net of tax                              9,261            9,197             7,291               5,502
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Net earnings (loss) before cumulative effect of
    accounting changes                                             33,055           22,996            44,152              41,494
      Per common share-- primary
        Continuing operations                                        1.63              .96              2.80                2.72
        Discontinued operations                                       .68              .72               .58                 .43
        ------------------------------------------------------------------  ---------------  ----------------  ------------------
        Net earnings (loss)                                          2.31             1.68              3.38                3.15
      Percent of stockholders' investment-- start of year            13.3              9.7              21.8                22.9
      Shares and equivalents outstanding --
      weighted average                                             13,603           12,699            12,572              12,732
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Cash dividends-- common                                         13,374           12,397            11,796               9,245
      Per share                                                      1.00             1.00               .94                 .74
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Cash flow from operations                                       59,184           66,344            92,112              38,456
   Depreciation and amortization                                   39,232           25,833            25,789              23,709
   Capital expenditures                                            36,002           34,696            35,018              25,471
   Average number of employees                                      4,240            3,884             3,960               3,878
   ------------------------------------------------------------------------------------------------------------------------------
AT YEAR-END
   Inventories                                                    150,187           74,600            71,854              95,685
   Current assets                                                 294,388          203,930           183,975             169,971
   Working capital                                                142,466          104,752            96,442              87,629
      Current ratio                                                   1.9              2.1               2.1                 2.1
   Plant and equipment, net of depreciation                       410,206          210,578           201,720             185,537
   Total assets                                                   760,045          432,360           411,919             376,660
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Long-term debt                                                 218,903           46,637            54,553              57,359
   Total debt                                                     223,275           53,262            59,034              62,683
   -----------------------------------------------------------------------  ---------------  ----------------  ------------------
   Stockholders' investment                                       329,073          248,323           236,239             202,893
      Per common share                                              22.77            19.69             18.90               16.40
   Common shares outstanding                                       14,455           12,610            12,497              12,371
   Stockholders of record                                           4,700            4,400             3,900               3,400
   ------------------------------------------------------------------------------------------------------------------------------

                                                                         1988                1987                 1986
------------------------------------------------------------------------------  ------------------  -------------------
FOR THE YEAR
   Net sales                                                          450,779             363,614              276,027
   ---------------------------------------------------------------------------  ------------------  -------------------
   Operating earnings (loss)                                           51,732              37,358               14,190
   Net non-operating (expense) income                                  (4,739)             (5,725)              (5,772)
   Income tax expense (benefit)                                        17,205              14,188                4,772
   ---------------------------------------------------------------------------  ------------------  -------------------
   Earnings (loss) from continuing operations                          29,788              17,445                3,646
   Discontinued operations, net of tax                                  3,600               4,217                5,128
   ---------------------------------------------------------------------------  ------------------  -------------------
   Net earnings (loss) before cumulative effect of
    accounting changes                                                 33,388              21,662                8,774
      Per common share-- primary
        Continuing operations                                            2.33                1.38                  .32
        Discontinued operations                                           .28                 .34                  .45
   ---------------------------------------------------------------------------  ------------------  -------------------
        Net earnings (loss)                                              2.61                1.72                  .77
      Percent of stockholders' investment-- start of year                22.1                16.7                  7.6
      Shares and equivalents outstanding --
      weighted average                                                 12,812              12,585               11,462
   ---------------------------------------------------------------------------  ------------------  -------------------
   Cash dividends-- common                                              5,925               3,802                2,429
      Per share                                                           .46                 .30                  .21
   ---------------------------------------------------------------------------  ------------------  -------------------
   Cash flow from operations                                           49,054              23,555               45,055
   Depreciation and amortization                                       22,623              21,626               21,805
   Capital expenditures                                                35,153              25,762                9,831
   Average number of employees                                          3,838               3,552                3,352
   ---------------------------------------------------------------------------  ------------------  -------------------
AT YEAR-END
   Inventories                                                         90,337              79,954               61,520
   Current assets                                                     162,608             150,533              121,765
   Working capital                                                     68,936              65,252               42,483
      Current ratio                                                       1.7                 1.8                  1.5
   Plant and equipment, net of depreciation                           181,503             163,158              176,482
   Total assets                                                       353,054             326,251              312,469
   ---------------------------------------------------------------------------  ------------------  -------------------
   Long-term debt                                                      47,075              55,661               65,671
   Total debt                                                          51,044              61,304               73,730
   ---------------------------------------------------------------------------  ------------------  -------------------
   Stockholders' investment                                           181,332             151,222              129,428
      Per common share                                                  14.06               11.90                10.49
   Common shares outstanding                                           12,894              12,704               12,344
   Stockholders of record                                               3,200               2,700                3,100
   ---------------------------------------------------------------------------  ------------------  -------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                            Management's Discussion and Analysis
                                   Results of Operations and Financial Condition

   The following discussion focuses on the results of operations and on the financial condition of Lukens Inc. In addition to the consolidated results analysis, the results of Lukens' two business groups are discussed. With the continued integration of the company's facilities, effective in 1996 business group results are reported on a product line basis. The new groups are the Carbon & Alloy Group and the Stainless Group. Prior year results have been restated to conform with these business groups.

   This section should be read in conjunction with the consolidated financial statements and notes.

Consolidated
Results of Operations

NET SALES.

A graph of net sales appears in this section.

1994 -- $947,013
1995 -- $1,049,158
1996 -- $970,320

   Sales were down 8 percent in 1996 with weak North American stainless steel market conditions contributing to lower Stainless Group sales. The decrease was partially offset by volume improvements in the Carbon & Alloy Group.

   1995 sales were up 11 percent compared to 1994. The increase resulted from the Stainless Group, which benefited from higher selling prices. The Carbon & Alloy Group also benefited from higher selling prices, but shipments were limited by production disruptions from the start-up of capital expenditure projects.

OPERATING
EARNINGS (LOSS).

A graph of operating earnings (loss) appears in this section.

1994 -- $49,570
1995 -- $67,980
1996 -- $(26,053)

   The 1996 loss represented a dramatic reversal from strong 1995 earnings. During the year, Lukens recorded unusual charges totaling $26,115. A second quarter provision of $10,782 was recognized for a work force reduction. In the fourth quarter, the company recorded a provision of $9,400 for environmental remediation and $5,933 for fixed asset write-downs. Excluding the unusual items for comparison purposes, operating earnings were $62 in 1996. The Stainless Group caused the decrease due to a highly competitive stainless steel market, which put substantial pressure on base selling prices. The Carbon & Alloy Group benefited from higher shipments. Results were limited by higher utility costs caused by severe winter weather and by signing bonuses associated with a new labor contract.



SUMMARY OF RESULTS                        1996        1995     1994
-------------------------------------------------------------------
Net sales                       $      970,320   1,049,158  947,013
Operating earnings (loss)       $   (   26,053)     67,980   49,570
Interest expense                $       16,735      13,471   13,213
Income tax expense (benefit)    $   (   14,377)     20,495   14,179
Effective income tax rate       %   (     33.6)       37.6     39.0
Net earnings (loss)             $   (   28,411)     34,014   22,178
-------------------------------------------------------------------



                                   Dollars in thousands except per share amounts

Management's Discussion and Analysis


   Operating earnings in 1995 compared to 1994 were up 37 percent. The increase primarily reflected the favorable impact of higher selling prices and productivity gains in the Stainless Group. Earnings in the Carbon & Alloy Group were limited by production disruptions and expenses associated with the start-up of capital expenditure projects.


INTEREST EXPENSE.

A graph of interest expense appears in this section.

1994 -- $13,213
1995 -- $13,471
1996 -- $16,735

   Interest expense in 1996 was up 24 percent. Higher debt levels in 1996 were the primary reason for the increase.

   Interest expense in 1995 was up 2 percent compared to 1994 with most of the increase attributable to higher debt levels and higher interest rates. The increase was partially offset by higher amounts of capitalized interest in 1995.

INCOME TAX EXPENSE (BENEFIT).

A graph of the effective income tax rate appears in this section.

1994 -- 39.0%
1995 -- 37.6%
1996 -- (33.6%)

   The effective tax rate applied against 1996 losses was 33.6 percent. The benefit primarily resulted from a build in deferred tax assets that reflected the availability of tax credit carryforwards. In 1995, the effective rate was
37.6 percent and in 1994 it was 39.0 percent. Included in the 1994 rate was .7 percent from the revaluation of net deferred tax assets following changes to Pennsylvania corporate income tax rates and net operating loss deduction rules.

   Deferred tax assets recognized were based on the combination of the historical earnings trend, future reversals of existing taxable temporary differences, carryback availability, tax planning strategies and future taxable income.

NET EARNINGS (LOSS).

A graph of net earnings (loss) appears in this section.

1994 -- $22,178
1995 -- $34,014
1996 -- $(28,411)

   On an after-tax basis, the unusual provisions recorded in 1996 reduced results by $16,673. Excluding the unusual items for comparison purposes, the net loss was $11,738. In 1995, higher operating earnings translated to a 53 percent increase in net earnings compared to 1994.

Business Groups

CARBON & ALLOY.

Business group graphs appear in this section.

Carbon & Alloy net sales:

1994 -- $463,249
1995 -- $439,330
1996 -- $481,237

Carbon & Alloy operating earnings (loss):

1994 -- $24,584
1995 -- $11,946
1996 -- $(2,554)

   Net sales were up 10 percent in 1996. The increase was largely attributable to an 11 percent increase in shipments, particularly in carbon products. Shipments in 1996 were 652,600 tons compared to 589,100 tons in 1995.

   The group recorded an operating loss in 1996 due to unusual charges of $15,578. A work force reduction charge reduced results by $6,178 and an environmental remediation provision was $9,400. Before the provisions, operating earnings of $13,024 were up 9 percent from 1995. Also impacting 1996 results was a $3,756 charge for signing bonuses associated with the new labor agreement at the Coatesville, Pennsylvania, facility, higher utility costs caused by severe winter weather and strike preparation costs. Although to a lesser extent, 1996 results continued to be impacted by production disruptions and expenses associated with


Dollars in thousands except per share amounts the commissioning of the Steckel Mill Advanced Rolling Technology (SMART/(R)/) system.

   The 5 percent sales decrease in 1995 compared to 1994 reflected the combination of lower shipments, partially offset by higher selling prices. Production disruptions from the start-up of capital expenditure projects were evident by the shipment decline, particularly in carbon products. Shipments in 1995 were down 17 percent compared to 708,600 tons in 1994.

   Operating earnings decreased 51 percent in 1995 compared to 1994. Earnings were limited by start-up expenses and the production disruptions previously discussed. Higher scrap prices also impacted results. Included in 1994 results were the impact of production disruptions and maintenance costs associated with severe weather conditions that resulted in a loss for the first quarter of 1994.

STAINLESS.

Business group graphs appear in this section.

Stainless net sales:

1994 -- $483,764
1995 -- $609,828
1996 -- $489,083

Stainless operating earnings (loss):

1994 -- $41,640
1995 -- $75,148
1996 -- $(7,058)

   Weak stainless steel market conditions led to a 20 percent decrease in sales and an operating loss in 1996. The sales decline reflected customer inventory corrections during the first half of the year that reduced cold rolled shipments. For the balance of 1996, the dramatic rise in low-priced stainless steel imports depressed base selling prices across all product lines. A lower-value shipment mix also contributed to the decrease. Shipments for 1996 were 262,100 tons, down slightly from 1995 shipments of 267,200 tons. Excluding lower-value conversion tonnage, shipments were down 12 percent from last year, primarily due to decreases in hot rolled and hot band stainless product shipments.

   Included in the 1996 operating loss were unusual charges totaling $9,628. The charges consisted of $3,695 for a work force reduction and $5,933 to write down idle assets and other equipment replaced as a result of capital improvements. Excluding the unusual charges for comparison purposes, operating earnings of $2,570 were down 97 percent from 1995. The decline primarily reflected a significant deterioration in stainless steel market conditions as previously discussed. In addition, earnings from the service center operations did not match their excellent 1995 results.

   Higher selling prices in 1995 led to a 26 percent increase in sales compared to 1994. The increase was limited by customer inventory corrections during the second half of 1995, which reduced shipments of cold rolled products. Shipments for 1995 were 3 percent higher than 1994 shipments of 259,500 tons. The sales improvement, coupled with productivity gains and strong results from the service center operations, translated to an 80 percent earnings improvement from 1994. Higher raw material costs partially offset the earnings improvement.

Business Outlook

   A return to profitability in 1997 is dependent on market conditions, especially selling prices in the Stainless Group. The company will continue to focus on cost reduction initiatives and increased utilization of key facilities from the capital expenditure program.

   As evidenced by the Stainless Group results in 1996, vulnerability to stainless steel imports can have a devastating impact. It is not expected that prices will rebound significantly from 1996 and the introduction of new production capacity by competitors will continue to exert pressure on selling prices over the next two or three years. Weak results are expected to continue if there is no improvement in the current market conditions.



                                   Dollars in thousands except per share amounts

Management's Discussion and Analysis


   The Carbon & Alloy Group should benefit from cost reduction initiatives and increased utilization of the SMART system. Cost reduction initiatives include benefits from a work force reduction and productivity improvements. Competition is also expected to intensify as increased carbon plate capacity could soften prices in 1997.

   From the SMART system located in Conshohocken, Pennsylvania, more than 20 grades of SMART carbon, alloy and stainless plate have been released for order-entry, in sizes that represent the core of the wide, light-gauge product mix. SMART coil production has exceeded 2,500 tons per week. The installation of the wide anneal and pickle line at the Massillon, Ohio, facility was completed during the fourth quarter and commissioning is under way. The challenge in 1997 is to increase utilization and integration of these new facilities. In particular, marketing efforts for stainless hot rolled products will be a key factor for the year.

Financial Condition

CAPITAL STRUCTURE.

A graph of current assets and working capital appears in this section.

Current assets:

1994 -- $281,036
1995 -- $314,891
1996 -- $266,656

Working capital:

1994 -- $106,480
1995 -- $106,221
1996 -- $99,158

   At the end of 1996, cash and cash equivalents totaled $10,282, a decrease of $774 from the end of 1995. Working capital of $99,158 was down $7,063 from year-end 1995. Lower accounts payable was offset by a reduction in accounts receivable and inventory in 1996. The current ratio was 1.6 compared to 1.5 at year-end 1995.

   Included in other liabilities at year-end 1996 was a $9,400 environmental remediation provision recorded during the fourth quarter. The provision represented the company's best estimate of costs for a Superfund site and other waste disposal sites, as discussed in Note 3.

   Debt at the end of 1996 was $253,573, an increase of $25,384, or 11 percent from year-end 1995. The increase reflected $75,000 of Medium-Term Notes, Series A, issued in January 1996, under a $100,000 shelf registration completed in June 1994. The notes are due in 2006 and are rated Baa2 by Moody's and BBB+ by Standard and Poor's. Interest is paid semi-annually and the notes carry a coupon rate of 6.5 percent with an effective rate of 6.585 percent. Net proceeds were primarily used to repay the outstanding balance of the revolving credit agreement.

   The remaining $25,000 of notes available under the shelf registration are structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

   The $150,000 of notes due in 2004 were rated the same as the notes due in 2006. Included in year-end debt was $15,374 of ESOP debt, which is guaranteed by Lukens. The ratio of long-term debt to total capital was 51.7 percent at the end of 1996 and 42.1 percent at year-end 1995. The 1996 ratio increased by 2.6 percent from the reclassification of preferred stock and deferred ESOP compensation as redeemable stock, discussed below. The term of the company's revolving credit agreement was extended to January 15, 2002, in the fourth quarter of 1996.

Lukens Series B Convertible Preferred Stock is redeemable in common stock, cash or a combination at the option of Lukens when the price of Lukens common stock is $20 per share or greater. If the price is below $20 per share, participants in a company-sponsored 401(k) employee

Dollars in thousands except per share amounts savings plan have the option to redeem preferred stock in the combination above. At year-end 1996, preferred stock and the related ESOP deferred compensation were classified as redeemable stock because the price of Lukens common stock was below $20 per share on December 28, 1996, the fiscal year-end. The reclassification from stockholders' investment reflected the ability of 401(k) participants to elect a cash payout option at redemption. The classification was not made in prior years because the company had the ability and intention to redeem preferred stock with Lukens common stock.

   Lukens enters into forward exchange contracts (derivatives) with the objective to manage or hedge exposure to market price changes of certain commodities used in manufacturing. The company does not speculate or trade in these agreements for profit. These contracts generally provide for the exchange of a market price for a fixed price based on a notional quantity. Contracts are executed under the guidelines of a corporate policy. The policy specifies members of management with the authority to execute agreements and establishes limits on the amount of contracts outstanding. As of year-end 1996, Lukens was party to several agreements maturing in 1997, which are discussed in Note 8.

   At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved a 900,000 increase in the number of shares of common stock available for issuance under the 1985 Stock Option and Appreciation Plan, increasing the total to 2,737,500.

LIQUIDITY -- SHORT TERM.

Graphs of cash flow from operations and capital expenditures appear in this section.

Cash flow from operations:

1994 -- $79,180
1995 -- $85,491
1996 -- $43,667

Capital expenditures:

1994 -- $120,342
1995 -- $104,120
1996 -- $57,092

   Cash flow from operating activity was $43,667 in 1996 compared to $85,491 in 1995. The decrease was primarily due to lower results in 1996. Although the inventory reduction target was not fully realized in 1996, cash flow from operations benefited from lower levels of inventory and accounts receivable.

   Financing activity generated $12,436. Proceeds from the issuance of the notes discussed in the Capital Structure section were offset by net repayments of $45,230 and dividend payments of $17,137. Investing activity required $56,877, primarily for capital expenditures of $57,092.

   Improving cash flows from operating activity in 1997 are largely dependent on the earnings factors identified in the Business Outlook section. Another factor that will contribute to improved cash flows in 1997 is reduced capital expenditures. Capital expenditures for 1997 are expected to decrease to approximately $42,000. The combination of these cash flows and requirements should result in a capital structure similar to year-end 1996. Based on 1996 year-end conditions, additional borrowings were limited to approximately $60,000 under the committed line of credit covenant.

   Consolidated backlog at year-end 1996 was $127,500, down 6 percent from the beginning of the year.

LIQUIDITY -- LONG TERM. In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Lukens has generated cash from operations totaling $208,338 over the past three years. Primarily because of the capital expenditure program, the target long-term debt-to-capital ratio has continued to be exceeded.



                                   Dollars in thousands except per share amounts

ENVIRONMENTAL COMPLIANCE. Capital expenditures for environmental compliance are projected to be approximately $5,000 in 1997 and $4,600 in 1998. The trend for tighter environmental standards is expected to result in higher waste disposal and monitoring costs and additional capital expenditures in the long term.

   Lukens has been designated a potentially responsible party under Superfund law at certain waste disposal sites and continually monitors a range of other environmental issues. As discussed in Note 3, a $9,400 environmental remediation provision was recorded in 1996. The timing of the estimated payments will not be determined until final resolution of the related administrative and judicial proceedings. The company's exposure to remediation costs at these sites depends on several factors discussed in Note 10.

   Based on information currently available, management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

DEBT FINANCING. Lukens' notes outstanding of $150,000 are due in 2004. The Medium-Term Notes, Series A, outstanding of $75,000 are due in 2006. Supporting both short- and long-term liquidity needs are agreements for a committed line of credit and a shelf registration with $25,000 of notes available, discussed in the Capital Structure section.

OTHER COMMITMENTS. A contract for the supply of oxygen and related products to a Carbon & Alloy Group manufacturing facility runs until 2007 and includes take-or-pay provisions totaling $26,630 over the remaining term.

INFLATION. On average, inflation rates for the domestic economy have been relatively low over the past few years. Although long-term inflation rates are difficult to predict, Lukens believes it has the flexibility in operations and capital structure to maintain a competitive position.

DIVIDENDS.

A graph of net earnings (loss) per common share and dividends per common share appears in this section.

Net earnings (loss) per common share:

1994 -- $1.37
1995 -- $2.16
1996 -- $(2.06)

Dividends per common share:

1994 -- $1.00
1995 -- $1.00
1996 -- $1.00

Lukens paid $1.00 per share in common stock dividends in 1996. A quarterly common dividend of $.25 per share was paid on February 21, 1997. It is the company's objective to pay common dividends approximating 35 percent of net earnings over the long term. As of February 7, 1997, there were approximately 5,000 common stockholders of record.

   The Series B Convertible Preferred Stock held by the ESOP carries a cumulative annual dividend of $4.80 per share.

   Lukens common stock is listed and traded on the New York Stock Exchange, symbol LUC. Dividends and stock market price ranges for the last two years are included in the table on page 35.



Dollars in thousands except per share amounts

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                               Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS
for the 52 weeks ended December 28, 1996, and December 30, 1995, and the 53 weeks ended December 31, 1994


                                                     1996       1995      1994
----------------------------------------------------------   ---------  --------
Net Sales                                        $ 970,320   1,049,158   947,013
Operating Costs and Expenses (Notes 1,
 4, 6, 8 and 10)
 Cost of products sold                             915,113     922,667   841,308
 Selling and administrative expenses                55,145      58,511    56,135
 Unusual items (Note 3)
  Work force reduction provision                    10,782          --        --
  Environmental remediation provision                9,400          --        --
  Fixed asset write-downs                            5,933          --        --
  --------------------------------------------------------   ---------  --------
 Total operating costs and expenses                996,373     981,178   897,443
Operating Earnings (Loss)                         ( 26,053)     67,980    49,570
 Interest expense (Note 8)                          16,735      13,471    13,213
 ---------------------------------------------------------   ---------  --------
Earnings (Loss) Before Income Taxes               ( 42,788)     54,509    36,357
 Income tax expense (benefit) (Note 5)            ( 14,377)     20,495    14,179
 ---------------------------------------------------------   ---------  --------
Net Earnings (Loss)                              $( 28,411)     34,014    22,178
--------------------------------------------------------------------------------
 Dividend requirements for preferred
  stock (Note 9)                                  (  1,994)   (  1,962) (  2,025)
Net Earnings (Loss) Applicable to
 Common Stock                                    $( 30,405)     32,052    20,153
--------------------------------------------------------------------------------

Earnings (Loss) Per Common Share (Note 1)
 Primary                                         $(   2.06)       2.16      1.37
 Fully diluted                                   $(   2.06)       2.05      1.32
Common Shares and Equivalents
 Outstanding (Note 1)
 Primary                                            14,784      14,825    14,743
 Fully diluted                                      16,278      16,345    16,331
Cash Dividends on Common Stock -- Per
 Share                                           $    1.00        1.00      1.00
--------------------------------------------------------------------------------

The notes on pages 25 through 34 are an integral part of these statements.

                        Dollars and shares in thousands except per share amounts

CONSOLIDATED BALANCE SHEETS
as of December 28, 1996, and December 30, 1995


ASSETS                                                          1996      1995
--------------------------------------------------------------------  --------
Current Assets
 Cash and cash equivalents (Note 1)                       $   10,282    11,056
 Receivables, less allowance of $7,750 in 1996 and
  $6,632 in 1995                                              92,356   130,601
 Inventories (Notes 1 and 7)                                 148,925   163,125
 Deferred income taxes (Note 5)                               13,129     8,442
 Prepaid expenses and other                                    1,964     1,667
 -------------------------------------------------------------------  --------
 Total current assets                                        266,656   314,891
Plant and Equipment (Notes 1, 3 and 10)
 Land                                                         11,880    11,697
 Buildings                                                    87,875    83,060
 Machinery and equipment                                     842,334   761,605
 Construction in progress                                     11,664    52,017
 -------------------------------------------------------------------  --------
                                                             953,753   908,379
 Less accumulated depreciation                               420,427   378,947
 -------------------------------------------------------------------  --------
 Net plant and equipment                                     533,326   529,432

Intangible Assets, net of accumulated amortization
  of $9,114 in 1996 and $7,076 in 1995 (Notes 1 and 4)        57,158    57,861
Deferred Income Taxes (Note 5)                                29,937    16,301
Other Assets                                                   1,674     1,178
--------------------------------------------------------------------  --------
Total Assets                                               $ 888,751   919,663
--------------------------------------------------------------------  --------

LIABILITIES & STOCKHOLDERS' INVESTMENT

Current Liabilities
 Accounts payable                                          $  92,252   121,923
 Accrued employment costs (Notes 3, 4 and 6)                  46,603    53,688
 Other accrued expenses                                       23,765    22,209
 Current maturities of long-term debt (Note 8)                 4,878    10,850
 -------------------------------------------------------------------  --------
 Total current liabilities                                   167,498   208,670
Long-Term Debt (Note 8)                                      248,695   217,339
Retirement Benefits (Notes 3 and 4)
 Pensions                                                     43,995    39,275
 Medical and life insurance                                  148,479   146,401
Other Liabilities (Notes 3 and 10)                            22,015     9,259
--------------------------------------------------------------------  --------
 Total liabilities                                           630,682   620,944
Commitments and Contingencies (Note 10)
Redeemable Stock (Note 9)
 Series preferred stock                                       28,801        --
 Deferred compensation -- ESOP                            (   15,374)       --
 -------------------------------------------------------------------  --------
 Total redeemable stock                                       13,427        --
Stockholders' Investment
 Series preferred stock (Note 9)                                  --    29,665
 Common stock (Note 9)                                           158       158
 Capital in excess of par value                               86,002    85,204
 Earnings invested                                           171,730   216,934
 Foreign currency translation adjustments                 (    1,332)   (1,141)
 Deferred compensation -- ESOP (Notes 6 and 9)                    --   (19,404)
 Repurchased stock, at cost                               (   11,916)  (12,697)
 -------------------------------------------------------------------  --------
 Total stockholders' investment                              244,642   298,719
 -------------------------------------------------------------------  --------
Total Liabilities & Stockholders' Investment               $ 888,751   919,663
--------------------------------------------------------------------  --------

The notes on pages 25 through 34 are an integral part of these statements.

Dollars in thousands

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT for the 52 weeks ended December 28, 1996, and December 30, 1995, and the 53 weeks ended December 31, 1994


                                                               1996                        1995                       1994
                                                        Shares       Dollars        Shares      Dollars        Shares      Dollars
--------------------------------------------------------------    ----------       -------     --------       -------      -------
Series Preferred Stock (Note 9)
(1,000,000 shares authorized)
 Series B
  Balance at beginning of year                         494,413    $   29,665       510,592    $  30,635       541,123    $  32,467
  Conversion                                           (14,395)         (864)      (16,179)        (970)      (30,531)      (1,832)
  Redeemable stock classification
   (Note 9)                                           (480,018)      (28,801)           --           --            --           --
  ------------------------------------------------------------    ----------       -------     --------       -------     --------
  Balance at end of year                                    --            --       494,413       29,665       510,592       30,635
Common Stock (Note 9)
(40,000,000 shares authorized)                      15,813,259           158    15,813,259          158    15,813,259          158
Capital in Excess of Par Value
 Balance at beginning of year                                         85,204                     84,088                     82,625
 Stock option activity (Note 6)                                          565                        716                        685
 Conversion of Series B
    preferred stock                                                      233                        400                        778
 -------------------------------------------------------------    ----------                   --------                   --------
 Balance at end of year                                               86,002                     85,204                     84,088
Earnings Invested
 Balance at beginning of year                                        216,934                    199,586                    193,977
 Net earnings (loss)                                                 (28,411)                    34,014                     22,178
 Dividends
  Preferred ($4.80 per share)                                         (2,339)                    (2,405)                    (2,522)
  Common ($1.00 per share)                                           (14,781)                   (14,696)                   (14,583)
  Tax benefit on ESOP preferred
   stock dividends                                                       327                        435                        536
   -----------------------------------------------------------    ----------                   --------                   --------
  Balance at end of year                                             171,730                    216,934                    199,586

Foreign Currency Translation
  Adjustments
 Balance at beginning of year                                         (1,141)                    (1,303)                    (1,641)
 Effect of rate changes                                                 (191)                       162                       (665)
 Sale of subsidiaries                                                     --                         --                      1,003
 -------------------------------------------------------------    ----------                   --------                   --------
 Balance at end of year                                               (1,332)                    (1,141)                    (1,303)

Deferred Compensation -- ESOP
  (Note 6)
 Balance at beginning of year                                        (19,404)                   (22,767)                   (26,209)
 Allocations to employees                                              4,030                      3,363                      3,442
 Redeemable stock classification
 (Note 9)                                                             15,374                         --                         --
 -------------------------------------------------------------    ----------                   --------                   --------
 Balance at end of year                                                   --                    (19,404)                   (22,767)

Repurchased Stock, at cost
 Balance at beginning of year                        1,077,305       (12,697)    1,161,460      (13,340)    1,284,273      (14,623)
 Stock option activity (Note 6)                        (36,750)          433       (35,675)          74       (31,366)         233
 Conversion of Series B
    preferred stock                                    (29,567)          348       (48,480)         569       (91,447)       1,050
 -------------------------------------------------------------    ----------     ---------    ---------     ---------    ---------
 Balance at end of year                              1,010,988       (11,916)    1,077,305      (12,697)    1,161,460      (13,340)
Stockholders' Investment                                         $   244,642                  $ 298,719                  $ 277,057
----------------------------------------------------------------------------------------------------------------------------------

The notes on pages 25 through 34 are an integral part of these statements.

                                   Dollars in thousands except per share amounts

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the 52 weeks ended December 28, 1996, and December 30, 1995, and the 53 weeks ended December 31, 1994


                                                     1996       1995       1994
---------------------------------------------------------  ---------  ---------
Operating Activity
 Net earnings (loss)                        $     (28,411)    34,014     22,178
 Adjustments to Reconcile Net
  Earnings (Loss)
  to Cash Flow from Operating Activity
  Depreciation and amortization                    48,949     41,304     43,962
  Income taxes deferred                           (18,323)     9,270      4,687
  Provision for uncollectible
   accounts                                        11,348     10,044     10,467
  Retirement benefit funding less
   than expense                                    12,078      4,859     14,755
  Environmental remediation
   provision                                        9,400         --         --
  Fixed asset write-downs                           5,933         --         --
  Changes in working capital
   affecting operations
   Accounts receivable                             26,897    (25,102)   (34,699)
   Inventories                                     14,200    (29,746)     6,813
   Prepaid expenses and other                        (297)       144      2,469
   Accounts payable                               (29,654)    36,585     17,722
   Accrued expenses                               (11,901)     1,894     (7,023)
  Other, net                                        3,448      2,225     (2,151)
  -------------------------------------------------------  ---------  ---------
 Cash flow from operating activity                 43,667     85,491     79,180

Financing Activity
 Long-term debt
  Proceeds from issuance of notes                  74,538         --         --
  Other borrowed                                       --     70,350     15,100
  Other repaid                                    (45,230)   (47,346)   (29,826)
 Dividends paid                                   (17,137)   (17,121)   (17,140)
 Proceeds from stock options
  exercised                                           802        408        720
 Other, net                                          (537)       (12)      (251)
 --------------------------------------------------------  ---------  ---------
 Net from (for) financing activity                 12,436      6,279    (31,397)

Investing Activity
 Capital expenditures                             (57,092)  (104,120)  (120,342)
 Proceeds from sale of
  assets/subsidiaries                                 466     17,106     70,433
 Other, net                                          (251)    (3,506)       449
 --------------------------------------------------------  ---------  ---------
 Net for investing activity                       (56,877)   (90,520)   (49,460)

Cash and Cash Equivalents
 Increase (decrease)                                 (774)     1,250     (1,677)
 Start of year                                     11,056      9,806     11,483
---------------------------------------------------------  ---------  ---------
 End of year                                $      10,282     11,056      9,806
-------------------------------------------------------------------------------

The notes on pages 25 through 34 are an integral part of these statements.

Dollars in thousands

                  Notes to Consolidated Financial Statements


1.  Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of Lukens Inc. and all majority-owned subsidiaries. Our fiscal year is the 52- or 53-week period that ends on the last Saturday of December. Certain subsidiaries are consolidated on a calendar year basis. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts and contingency disclosures.

Cash and Cash Equivalents. Highly liquid investments with maturities of three months or less when purchased are recognized as cash equivalents.

Inventories. Inventories are recorded at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most product and raw material inventories. The service center operations of the Stainless Group determine cost by the first-in, first-out (FIFO) method. Supplies are valued at the lower of average cost or market. Additional disclosures are included in Note 7.

Plant and Equipment. Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life. The useful life ranges from 30 to 40 years for buildings and from 10 to 18 years for most production machinery and equipment. The cost of plant and equipment retired in the normal course of business is generally charged against accumulated depreciation. Gains and losses on other retirements are reflected in earnings. Additional disclosures are included below in Accounting Changes -- Asset Impairment and in Note 3.

Intangible Assets. Intangible assets consist primarily of goodwill resulting from the Washington Steel Corporation acquisition in 1992. Goodwill from the acquisition is amortized on a straight-line basis over 25 years. Also included in intangible assets are pension related assets, discussed in Note 4. Additional disclosures are included below in Accounting Changes --Asset Impairment.

Derivative Financial Instruments. Derivative financial instruments, such as forward exchange contracts, are used to manage or hedge exposure to changes in market conditions for certain raw material purchases. Gains or losses on these contracts are recognized as a component of the related transaction over the life of the contract. Additional disclosures are included in Note 8.

Environmental Remediation. Environmental liabilities recognized represent our best estimate of remediation expenditures that are probable and that can be reasonably estimated. Environmental costs are expensed unless they increase the value of the related asset and/or prevent or mitigate future contamination. In November 1996, the American Institute of Certified Public Accountants issued guidance on accounting for environmental liabilities. The adoption of this guidance in 1997 is not anticipated to have a material effect on the company's consolidated financial condition or results of operations. Additional disclosures are included in Notes 3 and 10.

Start-Up Costs. Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Earnings Per Share. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the average number of common shares outstanding and common stock equivalents. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock. Adjustments that would be antidilutive or reduce a loss per share are not recognized.

Accounting Changes -- Asset Impairment. In 1996, Lukens adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement required review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill. The statement also required that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The adoption of the statement, based on conditions existing at the beginning of the year, did not require a write-down of assets. Additional disclosures are included in Note 3.


                                   Dollars in thousands except per share amounts

Accounting Changes -- Stock-Based Compensation.

In 1996, Lukens also adopted, "Accounting for Stock-Based Compensation," SFAS No. 123. This statement provided for an implementation option, reflecting the controversy surrounding the measurement of compensation expense for stock options and other stock-based compensation. One option was to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative did not change the current intrinsic-value approach of expense recognition, but required pro forma disclosure in the notes to consolidated financial statements using the fair-value method. We elected to continue the intrinsic-value method of expense recognition and to provide the pro forma disclosures required under SFAS No. 123. Additional disclosures are included in Note 6.

2.  Business Groups

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

Carbon & Alloy Group -- specializes in the production of carbon, alloy and clad plate steels. The group operates in a wide range of markets in the capital goods sector of the economy. Steel service centers, the largest market for the group, accounted for approximately 38 percent of annual sales in the last three years. The primary facilities are located in Coatesville and Conshohocken, Pennsylvania. A contract for the bargaining unit employees at the Coatesville plant was ratified in early 1996. The contract provided for improvements in compensation and benefits, and terminates on January 31, 2000.

Stainless Group -- specializes in the production of stainless steel sheet, strip, plate, hot band and slabs. Manufacturing facilities located in Houston and Washington, Pennsylvania, and Massillon, Ohio, primarily serve the capital goods and consumer durables sectors of the economy. Labor contracts for these facilities expire in 1999 and 2000. The group also operates stainless steel service centers in the United States and Canada. The primary market for the group is service centers, which represented approximately 37 percent of annual sales in the last three years.

Summary business group information is included in the following chart.

                                  1996            1995          1994
---------------------------------------  -------------  ------------
Net sales
 Carbon & Alloy              $ 481,237         439,330       463,249
 Stainless                     489,083         609,828       483,764
---------------------------------------  -------------  ------------
                             $ 970,320       1,049,158       947,013
Operating earnings (loss)
 Carbon & Alloy/a/           $(  2,554)         11,946        24,584
 Stainless/b/                 (  7,058)         75,148        41,640
 Corporate/c/                 ( 16,441)        (19,114)      (16,654)
---------------------------------------  -------------  ------------
                             $( 26,053)         67,980        49,570
Assets
 Carbon & Alloy              $ 421,034         420,665       392,267
 Stainless                     440,711         468,515       395,034
 Corporate/d/                   27,006          30,483        12,598
 Discontinued Operations            --              --        26,535
---------------------------------------  -------------  ------------
                             $ 888,751         919,663       826,434
Depreciation and
amortization
 Carbon & Alloy              $  23,453          18,696        18,864
 Stainless                      24,505          21,994        20,834
 Corporate                         991             376           743
 Discontinued Operations            --             238         3,521
---------------------------------------  -------------  ------------
                             $  48,949          41,304        43,962
Capital expenditures
 Carbon & Alloy              $  13,747          36,940        98,611
 Stainless                      40,298          63,803        19,624
 Corporate                       3,047           3,236           373
 Discontinued Operations            --             141         1,734
---------------------------------------  -------------  ------------
                             $  57,092         104,120       120,342
---------------------------------------  -------------  ------------

a. Carbon & Alloy Group Operating Results: 1996 -- Results included a $3,756 charge for signing bonuses associated with the bargaining unit contract discussed previously. Unusual items discussed in Note 3 included a $6,178 work force reduction charge and a provision for environmental remediation of $9,400.

b. Stainless Group Operating Results: 1996 -- As discussed in Note 3, results included provisions of $3,695 for a work force reduction and $5,933 for fixed asset write-downs.

c. Corporate Expenses: 1996 -- Expenses included a $909 work force reduction charge (Note 3) and environmental expenses, offset by reduced professional fees and incentive compensation expense. 1995 -- Results included higher incentive compensation expense and environmental expenses. Corporate environmental expenses are associated with properties retained from divested subsidiaries.

d. Corporate Assets: Corporate assets consist primarily of cash and cash equivalents, properties held for sale, office facilities and deferred income taxes.


Dollars in thousands except per share amounts

3.  Unusual Items

Work Force Reduction. During the second quarter of 1996, Lukens announced a work force reduction program of approximately 150 salaried positions. The program was primarily aimed at reducing costs by integrating administrative functions. Termination benefits accrued and charged to expense in the second quarter totaled $10,782. On an after-tax basis, the provision reduced results by $6,859, or $.46 per share.

The charge included severance related benefits of $6,784. Termination benefits paid and charged against the liability as of December 28, 1996, were $2,545. The remaining severance benefits are anticipated to be paid primarily during 1997. Pension related benefits included $3,998 from the combination of pension plan benefits that are triggered at termination and from the recognition of a curtailment loss. Pension benefits were measured at a 7.75 percent discount rate.

Environmental Remediation. During the fourth quarter of 1996, $9,400 of expenses for environmental remediation were recognized. The provision represented our best estimate of costs for a Superfund site and other waste disposal sites. On an after-tax basis, the charge reduced results by $5,978, or $.40 per share.

Fixed Asset Write-Downs. Fixed asset write-downs were recorded during the fourth quarter of 1996 for idle assets and other equipment replaced as a result of capital improvements. The charge increased the pre-tax loss by $5,933 and the net loss by $3,836, or $.26 per share.

4.  Retiree Benefits

Pensions. Lukens has defined benefit plans that provide pension and survivor benefits for most employees. Benefits are primarily based on the combination of years of service and compensation. Plans are funded in accordance with applicable regulations.

The components of pension expense are listed below.


                                  1996       1995       1994
---------------------------------------  ---------  ---------
Service cost for
 benefits earned              $  8,246      6,829      8,259
Interest cost on projected
 benefit obligation             30,298     29,279     26,560
Actual return on assets        (44,870)   (67,841)    (5,207)
Amortization and deferrals
 Deferred return on assets      13,894     41,770    (22,105)
 Prior service cost              4,263      2,900      2,894
 Other, net                        100         25        250
---------------------------------------  ---------  ---------
Net pension expense           $ 11,931     12,962     10,651
-------------------------------------------------------------

The following table reconciles the net funded status of our plans to amounts recognized in the Consolidated Balance Sheets.

                                                   1996       1995
--------------------------------------------------------  ---------
Actuarial present value of
 Vested benefit obligation/a/               $  (365,780)  (340,554)
 Nonvested benefit obligation/a/               ( 33,013)   (34,386)
--------------------------------------------------------  ---------
 Accumulated benefit obligation/a/             (398,793)  (374,940)
 Effect of projected future
  compensation/a/                              ( 24,765)   (36,295)
--------------------------------------------------------  ---------
 Projected benefit obligation/a/               (423,558)  (411,235)
Plan assets at fair value/b/                    365,083    339,406
--------------------------------------------------------  ---------
Plan assets less than projected
 benefit obligation                            ( 58,475)   (71,829)
--------------------------------------------------------  ---------
Unrecognized net loss (gain)                   ( 15,735)    18,145
Unrecognized prior service cost/a/               41,642     28,573
Unrecognized net obligation
 at transition                                      178        220
Adjustment to recognize
 minimum liability/c/                          ( 14,503)   (13,110)
--------------------------------------------------------  ---------
Net pension liability                         $( 46,893)   (38,001)
-------------------------------------------------------------------

a. The increase in 1996 benefit obligations reflected improvements to the bargaining unit plan in the Carbon & Alloy Group and improvements to the Lukens Inc. salary plan. As discussed in Note 3, a work force reduction also resulted in higher benefit obligations. A higher discount rate partially offset the increased obligations.

b. Plan assets primarily consist of stocks, bonds and short-term investments. Contributions to defined benefit plans were $7,563 in 1996 and $12,726 in 1995.

c. The minimum liability was recognized in intangible assets in the Consolidated Balance Sheets.

                                   Dollars in thousands except per share amounts

Notes to Consolidated Financial Statements

The net pension liability was recognized in the following accounts in the Consolidated Balance Sheets.

                                         1996          1995
----------------------------------------------  ------------
Accrued employment costs            $ ( 7,753)       (3,881)
Retirement benefits -- pensions       (43,995)      (39,275)
Intangible assets                       4,855         5,155
----------------------------------------------  ------------
Net pension liability               $ (46,893)      (38,001)
------------------------------------------------------------

Significant assumptions used in the calculation of expense and obligations are listed below.

                                            1996          1995         1994
-------------------------------------------------  ------------  -----------
Discount rate                     %          7.5           7.0          8.7
Rate of compensation
 increase                         %          3-7           3-7          3-7
Long-term rate of return
 on plan assets                   %          9.5           9.5          9.5

Retiree Medical and Life Insurance Benefits. Lukens provides retiree medical and life insurance benefits for most employees if they continue to work for the company until they reach retirement age.

As required under the 1996 contract for bargaining unit employees at Coatesville, Pennsylvania, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established to provide funding for retiree medical and life insurance programs. The trust agreement requires an annual contribution of $2,500 during the four-year term of the contract. The initial contribution was made on July 1, 1996.

Benefit payments from the trust are restricted until required funding levels are achieved. Based on current conditions, benefit payments from the trust are not anticipated in the short term. In addition to the VEBA requirement, benefits are funded as claims are submitted.

The components of retiree medical and life insurance expense are listed below.


                                   1996       1995       1994
----------------------------------------  ---------  ---------
Service cost for
 benefits earned             $    2,794      2,074      3,293
Interest cost on accu-
 mulated postretirement
 benefit obligation              10,939     10,433     10,524
Actual return on assets         (    67)        --         --
Net amortization
 and deferrals                  (    49)      (500)        --
----------------------------------------  ---------  ---------
Net postretirement
 benefit expense             $   13,617     12,007     13,817
--------------------------------------------------------------

The following table reconciles the actuarial present value of our obligations to the liability recognized in the Consolidated Balance Sheets.

                                                 1996        1995
------------------------------------------------------  ----------
Accumulated postretirement
 benefit obligation
  Retirees/a/                               $( 83,179)   ( 96,062)
  Fully eligible active participants/a/      ( 21,398)   ( 22,954)
  Other active participants/a/               ( 37,888)   ( 38,205)
------------------------------------------------------  ----------
Total accumulated postretirement
 benefit obligation/a,b/                     (142,465)   (157,221)
Plan assets at fair value/c/                    2,567          --
------------------------------------------------------  ----------
Plan assets less than accumulated
 postretirement benefit obligation           (139,898)   (157,221)
Unrecognized (gain) loss                     ( 11,081)     10,820
------------------------------------------------------  ----------
Net postretirement
 benefit liability/d/                       $(150,979)   (146,401)
------------------------------------------------------------------

a. The decrease in the 1996 benefit obligations primarily reflected a higher discount rate and increased participation in Medicare HMO's that lowered average per capita costs.

b. Obligations include life insurance benefits of $15,109 in 1996 and $18,159 in 1995.

c.  Plan assets consist of short-term investments.

d. At year-end 1996, $2,500 was included in current liabilities -- accrued employment costs for the 1997 VEBA contribution.

Significant assumptions used in the calculation of expense and obligations are listed below.

                                            1996           1995          1994
-------------------------------------------------  -------------  ------------
Discount rate                    %           7.5            7.0           8.7
Health-care cost increase/a/     %       6.7-8.1        6.9-8.6       7.2-9.0
Long-term rate of return
 on plan assets                  %           5.0             --            --
------------------------------------------------------------------------------

a. Health-care cost increase assumptions are reduced to a rate of 5% beginning in 2003.

A one-percentage point increase in the medical cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $25,300 and would increase net postretirement benefit expense by approximately $2,400.


Dollars in thousands except per share amounts

Notes to Consolidated Financial Statements


5.  Income Taxes

The effective tax rate that determined the income tax expense (benefit) recognized is listed below. Essentially all earnings and losses are from United States sources.

                                            1996      1995      1994
-------------------------------------------------  --------  --------
Federal statutory rate                 %   (35.0)     35.0      35.0
State income taxes net of
 federal tax benefit                          .1       2.4       2.2
State income tax changes                      --        .2        .7
Non-deductible expenses                      1.9       1.5       1.6
Other                                      (  .6)     (1.5)      (.5)
-------------------------------------------------  --------  --------
Effective income tax rate              %   (33.6)     37.6      39.0
---------------------------------------------------------------------

The components of the deferred income tax assets (liabilities) are listed below.

                                             1996      1995
--------------------------------------------------  --------
Deferred tax assets
 Retirement benefits                    $  75,330    75,343
 Tax credit carryforwards                  17,500        --
 Other deductible temporary
  differences                              24,210    16,797
 Valuation allowance                     (  2,705)  ( 2,575)
--------------------------------------------------  --------
                                          114,335    89,565
Deferred tax liabilities
 Plant and equipment                     ( 61,612)  (50,219)
 Other taxable temporary differences     (  9,657)  (14,603)
--------------------------------------------------  --------
                                         ( 71,269)  (64,822)
--------------------------------------------------  --------
Net deferred tax assets                 $  43,066    24,743
------------------------------------------------------------

The current and deferred components of the income tax expense (benefit) are listed below.

                                             1996      1995      1994
--------------------------------------------------  --------  --------
Current
 U.S. Federal                          $    3,272    11,439     5,470
 State and other                              865     1,609       971
--------------------------------------------------  --------  --------
                                            4,137    13,048     6,441
Deferred to future years
 U.S. Federal                            ( 18,720)    4,870     7,033
 State and other                               76     2,494       435
--------------------------------------------------  --------  --------
                                         ( 18,644)    7,364     7,468
Change in tax rate                             --        83       757
Change in valuation
 allowance                                    130        --      (487)
Income tax expense (benefit)
--------------------------------------------------  --------  --------
                                       $ ( 14,377)   20,495    14,179
----------------------------------------------------------------------

On a cash basis, the following amounts of income taxes were paid.

                    1996         1995          1994
                  $4,938       $13,018        $4,040

At year-end 1996, $17,500 of alternative minimum tax credit carryforwards were available.

The Internal Revenue Service has completed its audits through 1992. Management believes that the outcome of the outstanding audits will not have a material adverse effect on the financial condition, liquidity or results of operations of the company.

6.  Compensation Plans

Stock Options. The 1985 Stock Option and Appreciation Plan provides for the issuance of non-qualified stock options and incentive stock options (ISO's) to officers and other executives. At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved an amendment to the plan that increased the number of shares of common stock available for issuance by 900,000 to a total of 2,737,500. These options to purchase Lukens common stock can be granted until February 26, 1998, at an exercise price not less than the fair market value on the grant date. Beginning in 1995, options were issued as part of an executive incentive compensation program. These options vest after three years and expire in seven years. All other options vest after one year and expire in 10 years.

The Lukens Inc. Stock Option Plan for Non-Employee Directors provides for the issuance of up to 75,000 non-qualified options to purchase Lukens common stock at an exercise price based on the fair market value on the grant date. These options vest after one year and expire in 10 years.

During 1991, 330,000 non-qualified stock options were granted to Mr. Van Sant as part of his employment agreement. These options become exercisable ratably over 11 years. The options carry an exercise price of $23.38 per share, which was 85 percent of the fair market value on the grant date. Compensation expense from this discount from fair market value is being recognized on a straight-line basis over the term of his employment agreement.


Dollars in thousands except per share amounts

During 1996, Lukens adopted a new stock-based compensation accounting standard, discussed in Note 1. As provided for in the statement, the company elected to continue the intrinsic-value method of expense recognition. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, the company's results would have been reduced to the pro forma amounts indicated below.

                                                          1996     1995
---------------------------------------------------------------  -------
Net earnings (loss)                                  $ (29,703)  33,028
------------------------------------------------------------------------
Primary earnings (loss) per share                    $ (  2.14)    2.10
Fully diluted earnings (loss) per share              $ (  2.14)    1.99
-----------------------------------------------------------------------

The pro forma effect on results may not be representative of the impact in future years because the fair-value method was not applied to options granted before 1995.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $7.26 per option in 1996 and $8.76 per option in 1995.


                                                      1996             1995
-----------------------------------------------------------  ---------------
Expected life in years                                 7.0              7.0
Risk-free interest rate                        %       5.6              7.7
Volatility                                     %      27.4             28.5
Dividend yield                                 %       3.6              3.6
----------------------------------------------------------------------------

A summary of stock option activity is presented below.

                                                                        Weighted
                                                                         Average
                                                         Shares   Exercise Price
----------------------------------------------------------------  --------------
1994
Outstanding, beginning of year                          683,918           $26.54
Granted                                                 127,650           $35.92
Exercised                                            (   35,950)          $25.01
Forfeited/canceled                                   (    7,800)          $44.67
----------------------------------------------------------------  --------------
Outstanding, end of year                                767,818           $27.99
----------------------------------------------------------------  --------------
Exercisable, end of year                                401,868           $28.26
----------------------------------------------------------------  --------------
Available for grant, end of year                        654,775
----------------------------------------------------------------

1995
Outstanding, beginning of year                          767,818           $27.99
Granted                                                 246,347           $28.19
Exercised                                            (   50,525)          $18.23
Forfeited/canceled                                   (   28,445)          $35.02
----------------------------------------------------------------  --------------
Outstanding, end of year                                935,195           $28.35
----------------------------------------------------------------  --------------
Exercisable, end of year                                487,643           $30.58
----------------------------------------------------------------  --------------
Available for grant, end of year                        436,873
----------------------------------------------------------------

1996
Outstanding, beginning of year                          935,195           $28.35
Granted                                                 308,942           $27.81
Exercised                                            (   36,750)          $21.82
Forfeited/canceled                                   (   33,800)          $32.26
----------------------------------------------------------------  --------------
Outstanding, end of year                              1,173,587           $28.30
----------------------------------------------------------------  --------------
Exercisable, end of year                                618,893           $29.93
----------------------------------------------------------------  --------------
Available for grant, end of year                      1,061,731
----------------------------------------------------------------

For options outstanding at the end of 1996, exercise prices ranged from $16.625 to $47.25 and the weighted average remaining life was approximately 7 years.

Incentive Compensation. Most Lukens employees participate in incentive compensation plans. These plans are based on the consolidated results of Lukens Inc., and on the results and performance measures of various subsidiaries. Compensation expense under these plans is listed below.

                     1996           1995            1994
                    $9,944        $24,875         $17,444


Dollars in thousands except per share amounts

Employee Stock Ownership Plan (ESOP). The Lukens ESOP was designed to provide 401(k) employer matching benefits to most salaried employees in the form of convertible preferred stock. The stock was acquired with the proceeds from a $33,075 term loan (Note 8). The stock is released for allocation to participants' accounts based on the relationship of debt and interest payments to the total of all scheduled debt and interest payments. Dividends on allocated stock are paid, in-kind, with preferred stock. As discussed in Note 8, the quarterly payments of the ESOP debt were restructured in 1996. The projected maturities of the ESOP loan over the remaining term are listed below.

                       1997           1998         1999
                      $4,812         $6,103       $4,459

The loan is guaranteed by Lukens, and the outstanding balance is recognized as debt in the Consolidated Balance Sheets. An offsetting amount, representing deferred compensation measured by the stated value of convertible preferred stock, was recognized in the stockholders' investment section in 1995. In 1996, this account was reclassified as redeemable stock, discussed in Note 9. Debt service requirements of the ESOP are met by the combination of Lukens' cash contributions to the ESOP and dividends on the preferred stock.

Regarding expense recognition, cash contributions to the ESOP are recorded as compensation expense, and preferred stock dividends reduce retained earnings. This recognition results in interest expense incurred on the ESOP debt not being recognized as interest expense on Lukens' financial statements. Cash contributions are listed below.

                       1996           1995         1994
                      $3,187         $2,784       $2,551

7. INVENTORIES

The components of inventory are listed below.

                                                  1996        1995
--------------------------------------------------------  --------
Products finished and in process              $116,477     131,886
Raw materials                                   27,762      26,240
Supplies                                         4,686       4,999
--------------------------------------------------------  --------
Inventories/a/                                $148,925     163,125
------------------------------------------------------------------

/a/ The percent of inventories accounted for under the LIFO inventory valuation method was 80% in 1996 and 1995.

The estimated cost to replace inventories at year-end was $192,000 in 1996 and $209,000 in 1995.

8.  FINANCIAL INSTRUMENTS

Long-Term Debt.  Listed below is a summary of long-term debt outstanding.


                                              Years Due             1996         1995
--------------------------------------------------------------------------------------
Notes payable, face amount                         2004       $  150,000      150,000
Unamortized discount                                            (    486)    (    550)
  Coupon interest at 7.625%
  Effective interest at 7.691%
Medium-term notes,
 face amount                                       2006           75,000           --
Unamortized discount                                            (    419)          --
  Coupon interest at 6.5%
  Effective interest at 6.585%
Short-term notes/a/                                2002           10,700       47,900
Other/b/                                      1997-2009            3,404       11,435
ESOP debt guarantee/c/                        1997-1999           15,374       19,404
--------------------------------------------------------------------------------------
Total debt/d/                                                    253,573      228,189
Less current portion                                               4,878       10,850
--------------------------------------------------------------------------------------
Long-term debt                                                $  248,695      217,339
--------------------------------------------------------------------------------------

a. The weighted-average interest rate was 5.7% at year-end 1996 and 6.1% at year-end 1995. Short-term notes are classified as long term because they are supported by the revolving credit agreement discussed below.

b. Consists of industrial revenue bonds. The 1995 balance also included a $5,000 term loan.

c. The ESOP debt, guaranteed by Lukens, carries an 8.26% interest rate on $11,188 as of December 28, 1996. The remaining ESOP debt carries a variable rate of 80.5% of the Prime Rate. For a discussion on ESOP accounting, see Note 6.

During 1996, the quarterly payments of the ESOP debt were restructured to align anticipated benefits with the release of preferred stock (Note 9). The terms of the variable-interest rate portion of the ESOP debt were not changed.

d. Annual maturities of long-term debt, excluding the ESOP debt guarantee, over the next five years are listed below.

                   1997     1998     1999     2000      2001
                   $66      $68      $71       --        --





                                   Dollars in thousands except per share amounts

Notes Payable. There are $150,000 of notes due in 2004. Interest is payable semi-annually. In June 1994, a shelf registration for an additional $100,000 of Lukens notes was completed. The notes were structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

During the first quarter of 1996, $75,000 of Medium-Term Notes, Series A, were issued from the shelf registration. Interest is payable semi-annually and the notes mature in 2006. Proceeds from the notes were primarily used to repay the outstanding balance of the revolving credit agreement. All Lukens notes are currently rated Baa2 by Moody's and BBB+ by Standard and Poor's.

Revolving Credit Agreement. In 1995, Lukens amended its revolving credit agreement to provide for a $150,000 committed line of credit, an increase of $25,000. During the fourth quarter of 1996, the term of the agreement was extended until January 15, 2002.

Interest is based on one of the following rates:

    . the higher of the Prime Rate or the Federal Funds
Rate plus .5%

    . London Inter-Bank Offered Rate (LIBOR) adjusted for applicable reserves plus .225% to .5% depending on the Standard and Poor's or Moody's rating of the long-term notes of Lukens

    . competitively bid rates from lenders.

A facility fee is required on the total line of credit and ranges from .125% to
 .3% based on the lower of Standard and Poor's or Moody's rating of Lukens long-term notes.

The agreement includes covenants that require a maximum leverage ratio (defined in the agreement) of 55% and restrictions on additional debt and asset dispositions. At year-end 1996, additional borrowings were limited to approximately $60,000 under these covenants.

Interest Expense. Interest costs include interest on obligations and amortization of debt set-up costs. For a discussion of ESOP debt accounting, see
Note 6. Interest components are listed below.

                                                        1996     1995     1994
-------------------------------------------------------------  -------  -------
Costs incurred                                     $  19,005   16,395   15,749
Interest capitalized                               (   2,270)  (2,924)  (2,536)
-------------------------------------------------------------  -------  --------
Interest expense                                   $  16,735   13,471   13,213
-------------------------------------------------------------  -------  --------
Interest paid                                      $  17,436   16,107   16,253
--------------------------------------------------------------------------------

Derivative Financial Instruments -- Commodity Hedges.
As of year-end 1996, Lukens was party to several commodity hedge agreements maturing in 1997. Based on year-end market conditions, the value of Lukens' contractual obligations for these commodity hedges was $16,175 and the obligation of the counterparties to the agreements was $13,973. Gains and losses on these contracts are recognized as a component of cost of products sold. Lukens is exposed to credit risk from nonperformance by the counterparties to these agreements.

Fair Value of Financial Instruments. The following table presents the fair value of certain financial instruments as of year-end 1996 and 1995.

                                                           Asset (Liability)
                                                      Book Value      Fair Value
--------------------------------------------------------------------------------
1996
Debt/a/                                               $ (253,573)      (254,201)
Commodity hedges/b/                                   $       --       (  1,956)
--------------------------------------------------------------------------------
1995
Debt/a/                                               $ (228,189)      (240,581)
Commodity hedges/b/                                   $       --       (  1,296)
--------------------------------------------------------------------------------

a. Fair value was determined by discounting cash flows using comparable year-end market interest rates.

b.  Fair value was estimated by using quotes from brokers.

9.  STOCKHOLDERS' INVESTMENT AND REDEEMABLE STOCK

Common Stock. There are 40,000,000 common shares authorized with a par value of $.01 per share. Under the stock option plans discussed in Note 6, 3,142,500 shares of common stock have been reserved.

Preferred Stock. There are 1,000,000 shares of series preferred stock, par value $.01 per share, authorized. An ESOP was established in 1989 with the issuance of 551,250 shares of Series B Convertible Preferred Stock. The preferred stock is stated at its liquidation preference of $60 per share and carries an annual cumulative dividend of $4.80 per share. Each share may be converted into three shares of common stock within the guidelines of an employee 401(k) savings plan (Note 6). Holders of the Series B preferred stock are entitled to vote upon all matters submitted to the holders of common stock for a vote. The number of votes is equal to the number of common shares into which the preferred shares are convertible. Lukens' redemption price of $62.40 per share declines gradually each year to $60 per share on or after July 2, 2000.

Under the terms of the 401(k) plan, when the price of Lukens common stock is $20 per share or greater, the preferred stock is redeemable in common stock, cash or a combination at the option of Lukens. If the price is below $20 per share, the 401(k) participants have the option to redeem preferred stock in the combination above.

Dollars in thousands except per share amounts

Redeemable Stock. At year-end 1996, Series B Convertible Preferred Stock and the related ESOP deferred compensation (Note 6) were classified as redeemable stock because the price of Lukens common stock was below $20 per share at the fiscal year-end, December 28, 1996. The reclassification from stockholders' investment reflected the ability of 401(k) participants to elect a cash payout option at redemption. The classification was not made in prior years because the company had the ability and intention to redeem preferred stock with Lukens common stock.

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

Lukens will generally be entitled to redeem the rights at $.05 per right at any time until the tenth day following public announcement that a 20 percent position has been acquired. The purchase rights will expire on August 10, 1997. Of the 1,000,000 shares of series preferred stock authorized, 75,000 have been reserved for the Series A preferred stock discussed above. As of December 28, 1996, there were 6,578,787 rights outstanding.

In September 1996, the Board of Directors adopted the Renewed Rights Agreement, effective when the existing plan expires. The Renewed Rights Agreement is substantially identical to the existing plan with the following modifications:

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


10.  Commitments and Contingencies

Leases. Lukens has various operating leases primarily for real estate and production equipment. At year-end 1996, minimum rental payments under noncancelable leases totaled $26,194. Listed below are the scheduled payments over the next five years for these leases.

                     1997    1998    1999    2000    2001
                    $5,167  $4,736  $3,855  $2,395  $2,321

Rent expense for all operating leases is listed below.

                             1996    1995    1994
                            $8,091  $7,177  $7,459

Environmental Remediation. Lukens has been designated a potentially responsible party under Superfund law at certain waste disposal sites and continually monitors a range of other environmental issues. Superfund designations are made regardless of the extent of the company's direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings, and include demands for recovery of incurred costs and for future investigation or remedial actions. The company accrues costs associated with environmental matters when they become probable and can be reasonably estimated. In assessing environmental liability, the company considers the extent and type of hazardous substances at a site, the range of technologies that can be used for remediation, evolving laws and regulations, the allocation of costs among potentially responsible parties, and the number and financial strength of those parties.

                                   Dollars in thousands except per share amounts

Based on information currently available, the liability recorded for environmental remediation costs was approximately $16,800 at year-end 1996 (Note
3) and $5,400 at year-end 1995. Due to their uncertain nature, amounts accrued could differ, perhaps significantly, from the actual costs that will be incurred. No potential insurance recoveries were taken into account in determining the company's cost estimates or reserves. Management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Litigation. Since 1992, approximately 394 current and former employees have filed workers' compensation hearing loss claims against Lukens Steel Company, a wholly-owned subsidiary. As of year-end 1996, 374 of the workers' compensation claimants had released their claims or received negotiated payments. Since 1994, approximately 29 workers' compensation hearing loss claims have been alleged against Washington Steel Corporation, a wholly-owned subsidiary. Hearing loss reserves were determined using existing workers' compensation regulations and estimates from specialists in the field. In the opinion of management, established reserves are adequate to cover potential awards and defense costs resulting from these claims.

The company is party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Commitments. At year-end 1996, purchase commitments for capital expenditures were $8,203. Capital expenditures projected for 1997 are approximately $42,000.

Lukens Steel Company has a long-term contract for the supply of oxygen and related products to its facility in Coatesville, Pennsylvania. The contract runs until 2007 and has take-or-pay provisions totaling $26,630 for the remaining term. Annual minimum commitments are $2,598, which can be adjusted for inflation.

Report of Independent Public Accountants

To the Stockholders and Board of Directors, Lukens Inc.:

We have audited the accompanying consolidated balance sheets of Lukens Inc. (a Delaware Corporation) and subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of earnings, stockholders' investment and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lukens Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 20, 1997



Dollars in thousands except per share amounts

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                              First       Second         Third        Fourth       Fiscal
                                            Quarter      Quarter       Quarter       Quarter         Year
---------------------------------------------------     --------      --------      --------      -------
RESULTS OF OPERATIONS
1996
 Net sales                                $ 264,172      255,955       234,421       215,772      970,320
 Cost of products sold                    $ 252,464      236,343       223,192       203,114      915,113
 Net earnings (loss)                      $ ( 4,375)    (  5,733)/c/  (  4,087)     ( 14,216)/d/ ( 28,411)
 --------------------------------------------------     --------      --------      --------      -------
1995
 Net sales                                $ 259,957      271,825       254,660       262,716    1,049,158
 Cost of products sold                    $ 228,687      237,733       222,825       233,422      922,667
 Net earnings                             $   9,096        9,547         8,698         6,673       34,014
 --------------------------------------------------------------------------------------------------------
PER COMMON SHARE
1996
 Primary earnings (loss)/a/               $  (  .33)      (  .42)/c/    (  .31)       (  .99)/d/  (  2.06)
 Fully diluted earnings (loss)/a/         $  (  .33)      (  .42)/c/    (  .31)       (  .99)/d/  (  2.06)
 Dividends                                $     .25          .25           .50/b/         --         1.00
 --------------------------------------------------     --------      --------      --------      -------
1995
 Primary earnings/a/                      $     .58          .61           .55           .42         2.16
 Fully diluted earnings/a/                $     .55          .57           .52           .40         2.05
 Dividends                                $     .25          .25           .25           .25         1.00
 --------------------------------------------------------------------------------------------------------
MARKET PRICES OF COMMON STOCK
1996
 High                                     $  30 1/4       27 3/8        24 1/8        19 1/4       30 1/4
 Low                                      $  24 1/4       23 3/4        18 1/8        13 1/2       13 1/2
 Close                                    $  24 7/8       23 7/8        18 1/8        19 1/8
 --------------------------------------------------     --------      --------      --------      -------
1995
 High                                     $  30 7/8       35 1/2        34 1/4        31 5/8       35 1/2
 Low                                      $  25 3/4       30 1/4        28 3/4        26 3/4       25 3/4
 Close                                    $  30 1/2       32 1/4        29 1/8        28 3/4
---------------------------------------------------------------------------------------------------------

a. Earnings (loss) per share calculations were based on the weighted average shares and equivalents outstanding during the period reported. No adjustments were made that would be antidilutive or reduce the loss per share. Consequently, the sum of the quarterly per share amounts may not equal the annual per share amounts.
b. Due to the timing of the Board of Directors meetings, two quarterly common stock dividends were declared in the third quarter, totaling $.50 per share.
c. A $10,782 work force reduction charge reduced results by $6,859, or $.46 per share (Note 3).
d. Results include unusual charges of $15,333 for an environmental remediation provision (Note 3) and fixed asset write-downs (Note 3). On an after-tax basis, the provisions reduced results by $9,814, or $.66 per share.




 Dollars in thousands except per share amounts and market prices of common stock

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.   Directors

     The information contained in the section entitled "Election of Directors" in the Lukens Inc. 1997 Proxy Statement is incorporated herein by reference in response to this item.

b.   Executive Officers of the Registrant

     Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

c.   Compliance With Section 16(a)

     Information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Lukens Inc. 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

The information contained in the sections entitled "Management" and "Report of Executive Development and Compensation Committee" in the Lukens Inc. 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the sections entitled "Principal Holders of Stock" and "Management" in the Lukens Inc. 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section entitled "Certain Transactions" in the Lukens Inc. 1997 Proxy Statement is incorporated herein by reference in response to this item.

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

     3.   Exhibits

          See Index to Exhibits.

b.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 28, 1996.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LUKENS INC.
                                                  (Registrant)





Date:  February 26, 1997                          By   /s/ R. W. Van Sant
                                                       ---------------------
                                                       R. W. Van Sant
                                                       Chairman and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 26, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

   /s/ Michael O. Alexander                   /s/ David B. Price, Jr.
   ------------------------                   ----------------------
   Michael O. Alexander                       David B. Price, Jr.
   Director                                   Director

   /s/ Rod Dammeyer                           /s/ Joab L. Thomas
   ----------------                           ------------------
   Rod Dammeyer                               Joab L. Thomas
   Director                                   Director

   /s/ T. Kevin Dunnigan                      /s/ W. Paul Tippett
   ---------------------                      -------------------
   T. Kevin Dunnigan                          W. Paul Tippett
   Director                                   Director

   /s/ Ronald M. Gross                        /s/ R. W. Van Sant
   -------------------                        ------------------
   Ronald M. Gross                            R. W. Van Sant
   Director                                   Chairman and
                                              Chief Executive Officer

   /s/ Sandra L. Helton                       /s/ John C. van Roden, Jr.
   --------------------                       --------------------------
   Sandra L. Helton                           John C. van Roden, Jr.
   Director                                   Senior Vice President and Chief
                                              Financial Officer

   /s/ William H. Nelson, III                 /s/ P. Blaine Clemens
   --------------------------                 ---------------------
   William H. Nelson, III                     P. Blaine Clemens
   Director                                   Vice President and Controller

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Lukens Inc. 1996 Annual Report to stockholders, included or incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /s/ Arthur Andersen LLP

                                                             Arthur Andersen LLP
                                                      Philadelphia, Pennsylvania
                                                                January 20, 1997



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 20, 1997 included or incorporated by reference in this annual report on Form 10-K, into the Company's previously filed: Form S-8 Registration Statements File Numbers 33-6673, 33-23405, 33-29105, 33-54269, 33-
54271, 33-54371, 33-69780 and 333-09451, and Form S-3 Registration Statement
File Number 33-53681.


                                                         /s/ Arthur Andersen LLP

                                                             Arthur Andersen LLP
                                                      Philadelphia, Pennsylvania
                                                                  March 21, 1997

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

            Allowance for Doubtful Receivables and Customer Claims

                                            Additions Charged to
                           Balance at      -----------------------                         Balance at
                           Beginning       Costs and                                        End of
Fiscal Year Ended          of Period       Expenses         Other          Deductions (a)   Period
---------------------     ----------       ---------       -------        ---------------  ----------
December 28, 1996        $   6,632          11,348              -                  10,230       7,750

December 30, 1995        $   7,569          10,044              -                  10,981       6,632

December 31, 1994        $  11,444          10,467              -                  14,342       7,569


(a) Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of subsidiaries of $145 in 1995 and $1,159 in 1994.


                 Deferred Income Tax Asset Valuation Allowance

                                            Additions Charged to
                           Balance at      ----------------------                         Balance at
                           Beginning       Costs and                                        End of
Fiscal Year Ended          of Period       Expenses         Other          Deductions       Period
---------------------     ----------       ---------       -------        ---------------  ----------
December 28, 1996        $   2,575             130              -               -            2,705

December 30, 1995        $   2,575              -               -               -            2,575

December 31, 1994        $   3,062              -               -              487           2,575

                          INDEX TO EXHIBITS (Note 1)

(3)   Certificate of incorporation and by-laws  (Note 2)

(4)   Instruments Defining the Rights of Security Holders including Indentures

      (4.1)  Lukens Inc. Indenture dated as of July 1, 1992 (Note 3)

      (4.2)  Rights Agreement, amended as of July 25, 1990

      (4.3)  Renewed Rights Agreement, dated as of September 25, 1996 (Note 4)

(10)  Material Contracts

     (10.1) Lukens Inc. Supplemental Retirement Plan for Target Incentive Plan Participants, as amended, effective January 1, 1988 (Note 11)

     (10.2) Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants, as amended and restated (Note 7)

     (10.3) Lukens Inc. Supplemental Retirement Plan for Designated Executives, as amended and restated, effective April 29, 1992 (Note 7)

     (10.4) Lukens Inc. Performance Incentive Plan, effective January 1, 1995 (Note 7)

     (10.5) Lukens Inc. 1985 Stock Option and Appreciation Plan, as amended (Note 5)

     (10.6)  Lukens Inc. Stock Option Plan for Non-employee Directors (Note 9)

     (10.7) Employment Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 11)

     (10.8) Severance Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 11)

     (10.9) Form of Severance Agreement between certain Executive Officers and Lukens Inc. (Note 12)

     (10.10) Form of Indemnification Agreement between certain Executive
             Officers and Lukens Inc. (Note 13)

     (10.11)   Lukens Inc. Directors' Deferred Payment Plan (Note 14)

     (10.12) Guaranty Agreement dated as of June 28, 1989, between Lukens Inc. and The Toronto-Dominion Bank & Trust Company as Agent for the Guaranteed Parties (Note 13)

     (10.13) Retirement Plan for Non-Employee Directors of Lukens Inc., as amended through November 30, 1994 (Note 8)

     (10.14) Form of Indemnification Agreement between Directors and Lukens Inc. (Note 13)

     (10.15) Amended and Restated Credit Agreement, dated as of April 22, 1992, and Amended and Restated as of September 30, 1992 among Lukens Inc. and Lukens Steel Company, as the Borrowers, Certain Commercial Lending Institutions, the Toronto-Dominion Bank, and NBD Bank, N.A., as the Co-Agents, and Provident National Bank, as the Administrative Agent (Note 10)

     (10.16) First Amendment, dated as of January 15, 1995, to Amended and Restated Credit Agreement (Note 8)

     (10.17) Extension Request, dated as of December 1, 1995, to Amended and Restated Credit Agreement (Note 6)

     (10.18) Extension Request, dated as of December 5, 1996, to Amended and Restated Credit Agreement

     (10.19) Lease among PNC Leasing Corp., Blount, Inc., and Washington Steel Corporation, dated as of October 1, 1986 (Note 10)

     (10.20) Lease Amendment No. 1, dated July 22, 1987, among PNC Leasing Corp., Blount, Inc. and Washington Steel Corporation (Note 10)

     (10.21) Lease Amendment No. 2, Assumption and Consent among PNC Leasing Corp., Blount, Inc. and Washington Steel Corporation, dated as of October 18, 1988 (Note 10)

     (10.22) Lease Amendment No. 3, Assumption and Consent among PNC Leasing Corp., Lukens Inc. and Washington Steel Corporation, dated as of July 21, 1992 (Note 10)

(11) Statement regarding Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consent of Arthur Andersen LLP (Note 15)

(27) Financial Data Schedule



                               NOTES TO EXHIBITS

1. Copies of exhibits will be supplied upon request. There is no charge for a copy of the Lukens Inc. 1996 Annual Report to stockholders. Other exhibits will be provided at $.25 per page requested. Annual and quarterly filings are electronically filed with the SEC. Copies of the exhibits are available free of charge through the SEC site on the Internet (http://www.sec.gov/cgi-bin/srch-edgar).

2. The certificate of incorporation is incorporated by reference to exhibits included in the Lukens Inc. Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 33-23405. By-laws, as amended and restated June 26, 1991, are incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended June 29, 1991.

3. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-3, File No. 33-49112.

4. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended September 28, 1996.

5. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended March 30, 1996.

6. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 30, 1995.

7. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended September 30, 1995.

8. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 31, 1994.

9. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 25, 1993.

10. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 26, 1992.

11. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 28, 1991.

12. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 29, 1990.

13. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 30, 1989.

14. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-4, File No. 33-10935.

15. Incorporated by reference to the section entitled "Consent of Independent Public Accountants" in this Form 10-K.