Form 10-Q
period 1997-03-29
LUKENS INC
filed 1997-05-09
CIK 60860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED MARCH 29, 1997

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

        Yes /x/  No

                      SHARES OUTSTANDING AS OF MAY 2, 1997
                    Common Stock, $.01 Par Value, 14,940,329

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)

                                                          FIRST QUARTER
                                                      Thirteen Weeks Ended
                                                    March 29,       March 30,
                                                      1997            1996
Net Sales                                          $ 248,118        264,172
Operating Costs and Expenses
     Cost of products sold                           233,837        252,464
     Selling and administrative expenses              12,386         14,824
                                                   ---------      ---------
         Total operating costs and expenses          246,223        267,288

Operating Earnings (Loss)                              1,895         (3,116)

     Interest expense                                  4,729          3,850
                                                   ---------      ---------

Earnings (Loss) Before Income Taxes                   (2,834)        (6,966)

     Income tax expense (benefit)                       (856)        (2,591)
                                                   ---------      ---------

Net Earnings (Loss)                                $  (1,978)        (4,375)
                                                   ---------      ---------

     Dividend requirements for preferred stock          (499)          (496)

Net Earnings (Loss) Applicable to Common Stock     $  (2,477)        (4,871)
                                                   ---------      ---------

Earnings (Loss) Per Common Share
     Primary                                       $    (.17)          (.33)
     Fully diluted                                 $    (.17)          (.33)

Common Shares and Equivalents Outstanding
     Primary                                          14,805         14,757
     Fully diluted                                    16,251         16,300

Cash Dividends on Common Stock - Per Share         $     .25            .25
                                                   ---------      ---------


        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                         March 29,      December 28,
                                                                                           1997            1996
Assets
      Current Assets
          Cash and cash equivalents                                                     $   9,080         10,282
          Receivables, less allowance of $7,681 in 1997 and $7,750 in 1996                116,594         92,356
          Inventories
                Products finished and in process                                          123,976        116,477
                Raw materials                                                              30,373         27,762
                Supplies                                                                    4,401          4,686
                                                                                        ---------        -------
                                                                                          158,750        148,925
          Deferred income taxes                                                            12,431         13,129
          Prepaid expenses and other                                                        1,289          1,964
                                                                                        ---------        -------
          Total current assets                                                            298,144        266,656

      Plant and Equipment                                                                 956,316        953,753
        Less accumulated depreciation                                                     431,024        420,427
                                                                                        ---------        -------
          Net plant and equipment                                                         525,292        533,326
      Intangible Assets net of accumulated amortization of $9,624 in 1997
        and $9,114 in 1996                                                                 57,825         57,158
      Deferred Income Taxes                                                                32,203         29,937
      Other Assets                                                                          1,689          1,674
                                                                                        ---------        -------
      Total Assets                                                                      $ 915,153        888,751
                                                                                        ---------        -------

Liabilities and Stockholders' Investment
      Current Liabilities
          Accounts payable                                                              $ 117,840         92,252
          Accrued employment costs                                                         41,229         46,603
          Other accrued expenses                                                           23,901         23,765
          Current maturities of long-term debt                                              5,507          4,878
                                                                                        ---------        -------
          Total current liabilities                                                       188,477        167,498

      Long-Term Debt (Note 5)                                                             257,184        248,695
      Retirement Benefits
          Pensions                                                                         44,483         43,995
          Medical and life insurance                                                      150,372        148,479
      Other Liabilities                                                                    21,914         22,015
                                                                                        ---------        -------
              Total liabilities                                                           662,430        630,682
      Commitments and Contingencies (Note 4)
      Redeemable Stock
          Series preferred stock, 1,000,000 shares authorized
            Series B ESOP convertible preferred
            (475,057 shares outstanding in 1997 and 480,018 in 1996)                       28,503         28,801
          Deferred compensation - ESOP                                                    (14,312)       (15,374)
                                                                                        ---------        -------
          Total redeemable stock                                                           14,191         13,427

      Stockholders' Investment
          Common stock, 40,000,000 shares authorized and 15,813,259 issued                    158            158
          Capital in excess of par value (Note 3)                                          86,812         86,002
          Earnings invested                                                               165,515        171,730
          Foreign currency translation adjustments                                         (1,336)        (1,332)
          Deferred compensation - restricted stock (Note 3)                                (2,328)          --
          Repurchased stock, at cost (872,930 shares in 1997 and 1,010,988 in 1996)
            (Note 3)                                                                      (10,289)       (11,916)
                                                                                        ---------        -------
              Total stockholders' investment                                              238,532        244,642
                                                                                        ---------        -------
     Total Liabilities and Stockholders' Investment                                     $ 915,153        888,751
                                                                                        ---------        -------

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                             FIRST QUARTER
                                                                                         Thirteen Weeks Ended
                                                                                      March 29,      March 30,
                                                                                        1997           1996
Operating Activity
     Net earnings (loss)                                                             $ (1,978)       (4,375)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow Used for Operating Activity
     Depreciation and amortization                                                     12,481        11,910
     Income taxes deferred                                                             (1,568)       (2,223)
     Provision for uncollectible accounts                                               1,637         1,666
     Retirement benefit funding less than expense                                         820         3,665
     Changes in working capital affecting operations
          Accounts receivable                                                         (25,875)          544
          Inventories                                                                  (9,825)      (17,790)
          Prepaid expenses and other                                                      675           507
          Accounts payable                                                             25,594        (3,486)
          Accrued expenses                                                             (5,238)      (19,804)
     Other, net                                                                          (223)          727
                                                                                       ------        ------
          Cash flow used for operating activity                                        (3,500)      (28,659)

Financing Activity
     Long-term debt
          Proceeds from issuance of notes                                                --          74,538
          Other borrowed                                                               10,200          --
          Other repaid                                                                    (48)      (22,783)
     Dividends paid                                                                    (4,277)       (4,279)
     Proceeds from stock options exercised                                               --             802
     Other, net                                                                          --            (501)
                                                                                       ------        ------
          Net from financing activity                                                   5,875        47,777

Investing Activity
     Capital expenditures                                                              (4,402)      (19,648)
     Proceeds from sale of assets/subsidiaries                                            371           363
     Other, net                                                                           454          (465)
                                                                                       ------        ------
          Net for investing activity                                                   (3,577)      (19,750)

Cash and Cash Equivalents
     Increase (decrease)                                                               (1,202)         (632)
     Start of period                                                                   10,282        11,056
                                                                                       ------        ------
          End of period                                                              $  9,080        10,424
                                                                                       ------        ------

        The accompanying notes are an integral part of these statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1.       Basis of Presentation
         The financial statements are unaudited but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The preparation of our financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts and contingency disclosures. These financial statements should be read in conjunction with the financial statements and related notes in the 1996 Annual Report to Stockholders. Results from any interim period are not necessarily indicative of the results for a full year.

2.       Future Accounting Changes
         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued. This statement specified the computation, presentation and disclosure requirements for earnings per share (EPS). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basic and diluted EPS. Prior period results will be restated. A significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method had no impact on 1996 or first quarter 1997 EPS figures. Since we were in a net loss position, no adjustments were made that would be antidilutive or reduce the loss per share under either method.

         In 1997, Lukens will also adopt SFAS No. 129, "Disclosure of Information about Capital Structure." This statement was issued in conjunction with the earnings per share statement discussed above and is intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since we were in compliance with the existing capital structure disclosure requirements, we do not expect to materially change our disclosures under the new standard.

3.       Compensation Plans - Restricted Stock
         The Board of Directors approved the issuance of performance vested restricted stock to officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets and was adjusted for the change in the quarter-end market price of Lukens common stock. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies. No compensation expense was recognized for these awards in the 1997 first quarter.

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

5.       Subsequent Events
         On May 6, 1997, Standard & Poor's lowered their rating from BBB+ to BBB on $150,000 of Lukens notes due in 2004 and on $75,000 of Medium-Term Notes, Series A, due in 2006. The Standard & Poor's outlook is characterized as stable.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         (Dollars in thousands)

Changes in Financial Condition during
the Thirteen Weeks Ended March 29, 1997

Capital Structure

Cash and cash equivalents totaled $9,080 at the end of the first quarter, a decrease of $1,202 from the end of 1996. Working capital of $109,667 was up $10,509 from the balance at the end of 1996. Higher accounts receivable and inventories were partially offset by a build in accounts payable. The current ratio was 1.6 at the end of the quarter and at year-end 1996.

Debt at the end of the first quarter was $262,691, an increase of $9,118 from the beginning of the year. The increase reflected borrowings under our revolving credit agreement. Based on conditions at the end of the quarter, additional borrowings were limited to approximately $50,500 under the committed line of credit covenant. The ratio of long-term debt to capital was 53.2 percent, which compared to 51.7 percent at year-end 1996.

The Board of Directors approved the issuance of performance vested restricted stock to officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets and was adjusted for the change in the quarter-end market price of Lukens common stock. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies.

On May 6, 1997, Standard & Poor's lowered their rating from BBB+ to BBB on $150,000 of Lukens notes due in 2004 and on $75,000 of Medium-Term Notes, Series A, due in 2006. The Standard & Poor's outlook is characterized as stable.

Liquidity

Operating activity required cash of $3,500 compared to 1996 first quarter cash required for operations of $28,659. Lower cash requirements in 1997 were due to improved results and reduced working capital requirements. Incentive compensation payments, related to prior-year results, have a negative impact on first quarter cash flow from operations, although to a lesser extent in 1997.

Financing activity generated $5,875 with net borrowings of $10,152 partially offset by dividend payments of $4,277. Investing activity required $3,577, primarily for capital expenditures of $4,402.

A return to profitability in 1997 is dependent on market conditions, especially selling prices in the Stainless Group. Results should benefit from our continued focus on cost reduction initiatives and increased utilization of key facilities from the capital expenditure program.

Order backlog was $119,400 at the end of the first quarter, which was 6 percent lower than year-end 1996 order backlog and 28 percent lower than at the same time last year.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Primarily because of our aggressive capital expenditure program, we continue to exceed our target long-term debt-to-capital ratio.

Results of Operations for the Quarters Ended
March 29, 1997 and March 30, 1996

Operating Results

First quarter operating earnings of $1,895 compared to an operating loss of $3,116 in the first quarter of 1996. Improved results in the Carbon & Alloy Group were partially offset by an operating loss recorded by the Stainless Group. Stainless Group results continued to be impacted by depressed selling prices throughout the first quarter. In 1996, Carbon & Alloy Group results were limited by a charge for labor contract signing bonuses and the impact of severe winter weather. Selling and administrative expenses were lower for the quarter primarily due to the 1996 work force reduction and lower incentive compensation accruals.

Sales for the first quarter were $248,118, down 6 percent from 1996 sales of $264,172. Most of the decrease in sales resulted from lower selling prices in the Stainless Group, partially offset by higher shipments in the Carbon & Alloy Group.

Interest Expense

Interest expense of $4,729 was up 23 percent compared to 1996 expense of $3,850. The increase primarily related to higher amounts of capitalized interest recorded in 1996.

Income Tax Expense (Benefit)

The effective tax rate was 30.2 percent in 1997 and 37.2 percent in 1996. Year-to-date results were used to develop the 1997 effective tax rate.

Net Earnings (Loss)

A net loss of $1,978 was recorded through the first quarter of 1997 compared to a net loss of $4,375 for the same period in 1996.

Business Group Results
                                                     Operating
                         Net Sales                Earnings (Loss)
                    1Q 1997      1Q 1996       1Q 1997       1Q 1996

Carbon & Alloy     $123,010      121,427        7,896        (5,660)
Stainless           125,108      142,745       (3,066)        6,585
Corporate              --           --         (2,935)       (4,041)
                   --------      -------        -----        ------
                   $248,118      264,172        1,895        (3,116)
                   ========      =======        =====        ======


Carbon & Alloy Group

Net sales increased slightly due to a 4 percent increase in shipments. Shipped tons were 175,400 in 1997 compared to 168,900 tons in 1996. Despite the increase in shipments, sales were unfavorably impacted by a lower-value shipment mix.

The group recorded operating earnings in 1997 compared to an operating loss in the first quarter of 1996. Results in 1996 included a $3,756 charge for labor agreement signing bonuses, the impact of severe winter weather and disruptions from the commissioning of the Steckel Mill Advanced Rolling Technology system. Earnings in 1997 benefited from a continued focus on cost reduction initiatives.

Stainless Group

The group recorded an operating loss in the first quarter of 1997. Depressed selling prices across product lines continued to limit results. Despite a significant increase in cold rolled stainless shipments, depressed selling prices and lower service center sales led to a 12 percent sales decline. First quarter 1996 sales were limited by inventory corrections by our customers that reduced cold rolled stainless shipments. Shipments of 71,200 tons in 1997 were up slightly compared to 71,000 tons in 1996.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with the workers' compensation hearing loss claims alleged against Lukens Steel Company, four additional claims were filed during the first quarter of 1997. As of the end of the quarter, 52 active claims remain. Claims previously reported for Washington Steel Corporation were included in the Lukens Steel Company totals because the subsidiaries merged on December 29, 1996.

Item 2.  Changes in Securities.

Disclosures concerning the issuance of 134,000 shares of performance vested restricted stock are incorporated herein by reference from Part I, Item 2.

Item 4.  Submission of Matters to a Vote of Security Holders.

The issues listed below were voted upon at the Annual Meeting of Stockholders on April 30, 1997.

o The directors listed below were elected for a term of three years.

         T. Kevin Dunnigan
                  Votes For:                         12,408,187
                  Votes Withheld:                     1,607,670

         Ronald M. Gross
                  Votes For:                         12,565,292
                  Votes Withheld:                     1,631,349

         W. Paul Tippett
                  Votes For:                         12,567,752
                  Votes Withheld:                     1,628,891

         R. W. Van Sant
                  Votes For:                         12,306,627
                  Votes Withheld:                     1,723,856

Three non-binding shareholder proposals were also considered at the meeting.

o Shareholders voted for a proposal to eliminate the provisions relating to the division of the directors of the Company into three classes and to fix the term of each of the directors to one year, setting the total number of directors at 11.

                  Votes For:                          6,333,093
                  Votes Against:                      5,837,915
                  Abstained:                            182,419
                  Broker Non-Votes:                   1,575,739

o Shareholders voted against a proposal to set a target price equal to or greater than the highest price reached in the past three years for stock options granted to current directors, officers and other key employees.

                  Votes For:                          2,008,284
                  Votes Against:                     10,138,595
                  Abstained:                            206,818
                  Broker Non-Votes:                   1,575,739

o Shareholders voted for a proposal to rescind and terminate the Renewed Rights Agreement adopted by the Board of Directors on September 25, 1996, and to refrain from amending or extending the Rights Agreement dated as of July 29, 1987, as amended as of July 25, 1990, or to adopt any other Rights Agreement, including the Renewed Rights Agreement, unless and until otherwise recommended by the holders of a majority of the outstanding common stock of the company.

                  Votes For:                          6,313,343
                  Votes Against:                      5,849,053
                  Abstained:                            191,302
                  Broker Non-Votes:                   1,575,738

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         (11)     Statement regarding computation of per share earnings
         (27)     Financial Data Schedule

(b)      Reports on Form 8-K
         No report on Form 8-K was filed during the quarter ended March 29, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            LUKENS INC.




         May 7, 1997                        R. W. Van Sant
                                            ------------------
                                            R. W. Van Sant
                                            Chairman and Chief Executive Officer






         May 7, 1997                        P. Blaine Clemens
                                            ------------------
                                            P. Blaine Clemens
                                            Vice President and Controller