Form 10-Q
period 1997-06-28
LUKENS INC
filed 1997-08-07
CIK 60860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED JUNE 28, 1997

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

         Yes /x/     No

                     SHARES OUTSTANDING AS OF AUGUST 1, 1997
                    Common Stock, $.01 Par Value, 14,940,779

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)

                                                                                   SECOND QUARTER                YEAR-TO-DATE
                                                                                Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                                              June 28,        June 29,      June 28,       June 29,
                                                                                1997            1996          1997           1996
Net Sales                                                                    $ 258,247        255,955        506,365        520,127
Operating Costs and Expenses
    Cost of products sold                                                      238,253        236,343        472,090        488,807
    Selling and administrative expenses                                         13,026         13,042         25,412         27,866
    Unusual item - work force reduction provision                                   --         10,782             --         10,782
                                                                             ---------      ---------      ---------      ---------
        Total operating costs and expenses                                     251,279        260,167        497,502        527,455

Operating Earnings (Loss)                                                        6,968         (4,212)         8,863         (7,328)

    Interest expense                                                             4,803          4,045          9,532          7,895
                                                                             ---------      ---------      ---------      ---------

Earnings (Loss) Before Income Taxes                                              2,165         (8,257)          (669)       (15,223)

    Income tax expense (benefit) (Note 5)                                          984         (2,524)           128         (5,115)
                                                                             ---------      ---------      ---------      ---------

Net Earnings (Loss)                                                          $   1,181         (5,733)          (797)       (10,108)
                                                                             ---------      ---------      ---------      ---------

    Dividend requirements for preferred stock                                     (501)          (500)        (1,000)          (996)

Net Earnings (Loss) Applicable to Common Stock                               $     680         (6,233)        (1,797)       (11,104)
                                                                             ---------      ---------      ---------      ---------

Earnings (Loss) Per Common Share
    Primary                                                                  $     .05           (.42)          (.12)          (.75)
    Fully diluted                                                            $     .05           (.42)          (.12)          (.75)

Common Shares and Equivalents Outstanding
    Primary                                                                     14,828         14,780         14,806         14,768
    Fully diluted                                                               16,252         16,257         16,234         16,247

Cash Dividends on Common Stock - Per Share                                   $     .25            .25            .50            .50
                                                                             ---------      ---------      ---------      ---------

        The accompanying notes are an integral part of these statements

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                     June 28,         December 28,
                                                                                       1997               1996
Assets
     Current Assets
         Cash and cash equivalents                                             $         5,389           10,282
         Receivables, less allowance of $7,542 in 1997 and $7,750 in 1996              127,098           92,356
         Inventories
               Products finished and in process                                        130,439          116,477
               Raw materials                                                            30,482           27,762
               Supplies                                                                  5,079            4,686
     ------------------------------------------------------------------------------------------   --------------
                                                                                       166,000          148,925
         Deferred income taxes (Note 5)                                                 13,724           13,129
         Prepaid expenses and other                                                      1,505            1,964
     ------------------------------------------------------------------------------------------   --------------
         Total current assets                                                          313,716          266,656

     Plant and Equipment                                                               959,930          953,753
       Less accumulated depreciation                                                   443,200          420,427
     ------------------------------------------------------------------------------------------   --------------
         Net plant and equipment                                                       516,730          533,326
     Intangible Assets, net of accumulated amortization of $10,200 in 1997
       and $9,114 in 1996                                                               56,133           57,158
     Deferred Income Taxes (Note 5)                                                     32,327           29,937
     Other Assets                                                                        1,723            1,674
     ------------------------------------------------------------------------------------------   --------------

     Total Assets                                                              $       920,629          888,751
     -----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Investment
     Current Liabilities
         Accounts payable                                                      $       101,726           92,252
         Accrued employment costs                                                       42,581           46,603
         Other accrued expenses (Notes 5 and 6)                                         40,094           23,765
         Current maturities of long-term debt                                            5,710            4,878
     ------------------------------------------------------------------------------------------   --------------
         Total current liabilities                                                     190,111          167,498

     Long-Term Debt (Note 4)                                                           265,435          248,695
     Retirement Benefits
         Pensions                                                                       46,295           43,995
         Medical and life insurance                                                    151,771          148,479
     Other Liabilities (Note 6)                                                         16,202           22,015
     ------------------------------------------------------------------------------------------   --------------
             Total liabilities                                                         669,814          630,682
     Commitments and Contingencies (Note 6)
     Redeemable Stock
         Series preferred stock, 1,000,000 shares authorized
           Series B ESOP convertible preferred
           (472,202 shares outstanding in 1997 and 480,018 in 1996)                     28,332           28,801
         Deferred compensation - ESOP                                                  (13,250)         (15,374)
     ------------------------------------------------------------------------------------------   --------------
         Total redeemable stock                                                         15,082           13,427

     Stockholders' Investment
         Common stock, 40,000,000 shares authorized and 15,813,259 issued                  158              158
         Capital in excess of par value (Note 3)                                        87,081           86,002
         Earnings invested                                                             162,457          171,730
         Foreign currency translation adjustments                                       (1,331)          (1,332)
         Deferred compensation - restricted stock (Note 3)                              (2,349)               -
         Repurchased stock, at cost (872,480 shares in 1997 and 1,010,988 in 1996)
           (Note 3)                                                                    (10,283)         (11,916)
     ------------------------------------------------------------------------------------------   --------------
             Total stockholders' investment                                            235,733          244,642
     ------------------------------------------------------------------------------------------   --------------
     Total Liabilities and Stockholders' Investment                            $       920,629          888,751
     -----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                              YEAR-TO-DATE
                                                                                        Twenty-six Weeks Ended
                                                                                      June 28,            June 29,
                                                                                        1997                1996
Operating Activity
     Net earnings (loss)                                                         $         (797)         (10,108)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow Used for Operating Activity
     Depreciation and amortization                                                       25,395           24,441
     Income taxes deferred                                                               (1,124)          (8,747)
     Provision for uncollectible accounts                                                 3,140            4,293
     Retirement benefit funding less than expense                                         5,074           12,966
     Changes in working capital affecting operations
          Accounts receivable                                                           (34,260)           2,960
          Inventories                                                                   (17,075)         (10,662)
          Prepaid expenses and other                                                        459              471
          Accounts payable                                                               14,623          (12,209)
          Accrued expenses                                                               (3,916)          (7,536)
     Other, net                                                                            (303)           1,236
------------------------------------------------------------------------------------------------    -------------
          Cash flow used for operating activity                                          (8,784)          (2,895)

Financing Activity
     Long-term debt
          Proceeds from issuance of notes                                                     -           74,538
          Other borrowed                                                                 19,800                -
          Other repaid                                                                     (159)         (30,349)
     Dividends paid                                                                      (8,548)          (8,562)
     Proceeds from stock options exercised                                                    -              802
     Other, net                                                                               -             (537)
------------------------------------------------------------------------------------------------    -------------
          Net from financing activity                                                    11,093           35,892

Investing Activity
     Capital expenditures                                                                (8,212)         (36,824)
     Proceeds from sale of assets/subsidiaries                                              421              400
     Other, net                                                                             589             (849)
------------------------------------------------------------------------------------------------    -------------
          Net for investing activity                                                     (7,202)         (37,273)

Cash and Cash Equivalents
     Increase (decrease)                                                                 (4,893)          (4,276)
     Start of period                                                                     10,282           11,056
------------------------------------------------------------------------------------------------    -------------
          End of period                                                          $        5,389            6,780
-----------------------------------------------------------------------------------------------------------------

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

2.       Future Accounting Changes
         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued. This statement specified the computation, presentation and disclosure requirements for earnings per share (EPS). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basic and diluted EPS. Prior period results will be restated. A significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method would have an immaterial impact on 1996 and 1997 EPS figures.

         In 1997, Lukens will also adopt SFAS No. 129, "Disclosure of Information about Capital Structure." This statement was issued in conjunction with the earnings per share statement discussed above and was intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since we were in compliance with the existing capital structure disclosure requirements, we do not expect to materially change our disclosures under the new standard.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was released. Comprehensive income is a concept that includes the total of net earnings(loss) reported in the Consolidated Statements of Earnings, plus revenues, expenses, gains and losses that are recognized directly in the stockholders' investment section of the Consolidated Balance Sheets. The purpose of the statement was to more prominently highlight comprehensive income items and to report a total amount for a reporting period. Effective in 1998, Lukens will be required to disclose comprehensive income and its components within our financial statements. Prior period financial statements will be restated for comparative purposes.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June of 1997. Beginning in 1998, disclosures will be based on the way management organizes business segments to make decisions about resource allocation and to measure performance. Disclosures will include interim reporting requirements. Previously reported information will be restated for comparative purposes. Based on our initial review of the reporting and disclosure requirements, we do not expect to materially change our segment disclosures under the new standard.

3.       Compensation Plans - Restricted Stock
         The Board of Directors approved the issuance of performance vested restricted stock to officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets. The deferred compensation balance was subsequently adjusted for the change in the quarter-end market price of Lukens common stock and for compensation expense recognized. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies. Compensation expense recognized for these awards totaled $214 through the first half of 1997.

4.       Financial Instruments - Notes Payable
         During the second quarter of 1997, Standard & Poor's lowered its rating from BBB+ to BBB on $150,000 of Lukens notes due in 2004 and on $75,000 of Medium-Term Notes, Series A, due in 2006. The Standard & Poor's outlook is characterized as stable.

5.       Income Taxes
         Year-to-date results were used to develop the effective tax rates in 1997 and 1996. Consequently, the second quarter effective rates included the impact of changing rates from the first quarter. At the end of the first half of 1997, income tax expense was recognized on a loss before income taxes. The expense represented the impact of state taxes and non-deductible expenses that offset the tax benefit generated from the loss.

         Because of the unusual nature of the 1996 work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter 1996 income tax provision. Excluding the work force provision, an effective rate of 27.1 percent was applied to 1996 first half results.

         During the second quarter of 1997, a settlement was reached in the Internal Revenue Service audits of 1993 and 1994. The audit assessment was recognized in the Consolidated Balance Sheets by a reclassification to other accrued expenses with a corresponding offset to deferred income taxes.

6.       Commitments and Contingencies
         During the second quarter of 1997, a tentative settlement was reached in a Superfund remediation contingency where Lukens was designated a potentially responsible party. The obligation for the Superfund site was previously recognized in the fourth quarter of 1996. The tentative settlement resulted in a reclassification from other long-term liabilities  to other  accrued  expenses  in the  Consolidated  Balance
         Sheets.

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

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.
                  (Dollars in thousands)

Changes in Financial Condition during
the Twenty-six Weeks Ended June 28, 1997

Capital Structure

Cash and cash equivalents totaled $5,389 at the end of the second quarter, a decrease of $4,893 from the end of 1996. Working capital of $123,605 was up $24,447 from the end of 1996. Higher accounts receivable and inventories were partially offset by a build in accounts payable and an increase in other accrued expenses. The current ratio was 1.7 at the end of the quarter and 1.6 at year-end 1996.

Included in other accrued expenses at the end of the second quarter were income taxes payable that included an Internal Revenue Service audit assessment for 1993 and 1994. Also included in other accrued expenses was an environmental reserve that was reclassified from other liabilities in the long-term section of the Consolidated Balance Sheets. The reclassification reflected a tentative settlement agreement negotiated in the second quarter for a Superfund site where we were designated a potentially responsible party.

Debt at the end of the second quarter was $271,145, an increase of $17,572 from the beginning of the year. The increase reflected borrowings under our revolving credit agreement. Based on conditions at the end of the quarter, additional borrowings were limited to approximately $46,000 under the committed line of credit covenant. The ratio of long-term debt to capital was 54.3 percent, which compared to 51.7 percent at year-end 1996.

The Board of Directors approved the issuance of performance vested restricted stock to officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets. The deferred compensation balance was subsequently adjusted for the change in the quarter-end market price of Lukens common stock and for compensation expense recognized. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies.

During the second quarter of 1997, Standard & Poor's lowered its rating from BBB+ to BBB on $150,000 of Lukens notes due in 2004 and on $75,000 of Medium-Term Notes, Series A, due in 2006. The Standard & Poor's outlook is characterized as stable.

Liquidity

Operating activity required cash of $8,784 compared to cash required for operations of $2,895 in the first half of 1996. Higher cash requirements in 1997 were due to increased working capital requirements.

Financing activity generated $11,093 with net borrowings of $19,641 partially offset by dividend payments of $8,548. Investing activity required $7,202, primarily for capital expenditures of $8,212.

Profitability in the second half of 1997 is dependent on the continuation of strong shipments in the Carbon & Alloy Group. Although we did see some improvement in stainless selling prices during the first half of the year, prices remain a concern and will continue to limit results in the Stainless
Group. Results should benefit from our continued focus on cost reduction initiatives and increased utilization of key facilities from the capital expenditure program.

In addition to the earnings factors discussed above, inventory reduction will be a key to producing a capital structure at the end of 1997 that is similar to year-end 1996.

During the first half of 1997, integration of the Steckel Mill Advanced Rolling Technology (SMART(R)) system, located in Conshohocken, Pennsylvania, and the wide anneal and pickle line, located in Massillon, Ohio, was initiated. Commercialization of products from the wide anneal and pickle line is continuing. Although shipments are expected to double during the third quarter, utilization of the facility is anticipated to be low for the balance of the year.

Order backlog was $127,800 at the end of the second quarter, which was slightly higher than year-end 1996 order backlog and 17 percent lower than at the same time last year.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Primarily because of our aggressive capital expenditure program, we continue to exceed our target long-term debt-to-capital ratio.

Results of Operations for the Quarters Ended
June 28, 1997 and June 29, 1996

Operating Results

Second quarter operating earnings of $6,968 compared to an operating loss of $4,212 in the second quarter of 1996. The loss in 1996 was the result of a $10,782 work force reduction provision recorded in the second quarter. Excluding the provision for comparison purposes, operating earnings were up 6 percent in 1997. Improved results in the Carbon & Alloy Group were partially offset by an operating loss recorded by the Stainless Group. Despite some price relief, Stainless Group results continued to be impacted by depressed selling prices throughout the second quarter.

Sales for the second quarter were $258,247, up slightly from 1996 sales of $255,955. Most of the increase in sales resulted from higher shipments in the Carbon & Alloy Group, partially offset by lower selling prices in the Stainless Group.

Interest Expense

Interest expense of $4,803 was up 19 percent compared to 1996 expense of $4,045. The increase primarily related to higher amounts of capitalized interest recorded in 1996.

Income Tax Expense (Benefit)

The effective tax rate was 45.5 percent in 1997 and 30.6 percent in 1996. Because of the unusual nature of the 1996 work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter 1996 income tax provision. Excluding the work force provision, an effective rate of
27.1 percent was applied to 1996 first half results. Year-to-date results were used to develop the effective tax rates in 1997 and 1996. Consequently, the second quarter effective rates included the impact of changing rates from the first quarter.

Net Earnings (Loss)

Net earnings of $1,181 were recorded for the second quarter of 1997 compared to a net loss of $5,733 for the same period in 1996. On an after-tax basis, the work force reduction provision reduced results by $6,859 in 1996.

Business Group Results
                                                    Operating
                          Net Sales              Earnings (Loss)
                    2Q 1997      2Q 1996      2Q 1997       2Q 1996

Carbon & Alloy     $129,321      125,395       13,304         1,287
Stainless           128,926      130,560       (2,818)         (812)
Corporate                --           --       (3,518)       (4,687)
                   --------     --------     --------      --------

                   $258,247      255,955        6,968        (4,212)
                   --------     --------     --------      --------

Carbon & Alloy Group

Net sales increased 3 percent. The increase reflected higher shipments, particularly in the carbon steel product line due to increased utilization of the SMART system. Shipped tons were a record 188,700 in 1997 compared to 170,300 tons in 1996. With the growth in carbon shipments in 1997, sales reflected a lower-value shipment mix.

Operating earnings for the second quarter were up significantly. Included in second quarter 1996 earnings was a work force reduction charge of $6,178. Excluding the unusual charge for comparison purposes, operating earnings were up 78 percent in 1997. Earnings in 1997 benefited from a continued focus on cost reduction initiatives, increased utilization of the SMART system and lower scrap costs.

Stainless Group

The group recorded an operating loss in the second quarters of 1997 and 1996. Included in second quarter 1996 results was a work force reduction charge of $3,695. Excluding the unusual charge for comparison purposes, an operating loss in 1997 compared to operating earnings recorded in 1996. Depressed selling prices across most product lines continued to limit results.

In spite of a favorable shipment mix, depressed selling prices led to a slight decline in sales. Shipments of 69,600 tons in 1997 were flat compared to 69,700 tons in 1996. Higher shipments in the cold rolled and hot rolled product lines were offset by lower conversion shipments.

Results of Operations for the Twenty-six Weeks Ended
June 28, 1997 and June 29, 1996

Operating Results

First half operating earnings of $8,863 compared to an operating loss of $7,328 in 1996. The loss in 1996 was the result of a $10,782 work force reduction provision recorded in the second quarter. Excluding the provision for comparison purposes, operating earnings more than doubled in 1997. Improved results in the Carbon & Alloy Group were partially offset by an operating loss recorded by the Stainless Group. Stainless Group results continued to be impacted by depressed selling prices throughout the first half of the year, despite some price relief. Selling and administrative expenses were lower through two quarters primarily due to the 1996 work force reduction.

Sales for the first half were $506,365, down 3 percent from 1996 sales of $520,127. Most of the decrease in sales resulted from lower selling prices in the Stainless Group, partially offset by higher shipments in the Carbon & Alloy Group.

Interest Expense

Interest expense of $9,532 was up 21 percent compared to 1996 expense of $7,895. The increase primarily related to higher amounts of capitalized interest recorded in 1996.

Income Tax Expense (Benefit)

Year-to-date results were used to develop the effective tax rates in 1997 and 1996. At the end of the first half of 1997, income tax expense was recognized on a loss before income taxes. The expense represented the impact of state taxes and non-deductible expenses that offset the tax benefit generated from the loss.

Because of the unusual nature of the 1996 work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter 1996 income tax provision. Excluding the work force provision, an effective rate of
27.1 percent was applied to 1996 first half results.

Net Earnings (Loss)

A net loss of $797 in 1997 compared to a net loss of $10,108 in 1996. On an after-tax basis, the work force reduction provision reduced results by $6,859 in 1996.

Business Group Results
                                                   Operating
                          Net Sales              Earnings (Loss)
                   YTD 1997     YTD 1996     YTD 1997      YTD 1996

Carbon & Alloy     $252,331      246,822       21,200        (4,373)
Stainless           254,034      273,305       (5,884)        5,773
Corporate                --           --       (6,453)       (8,728)
                   --------     --------     --------      --------
                   $506,365      520,127        8,863        (7,328)
                   --------     --------     --------      --------


Carbon & Alloy Group

Sales for the first half increased 2 percent. Shipped tons were 364,100 in 1997 compared to 339,200 tons in 1996. The 7 percent increase reflected higher utilization of the SMART system, particularly in the carbon product line. With the growth in carbon shipments in 1997, sales reflected a lower-value shipment mix.

Operating earnings for the first half compared to an operating loss in 1996. Included in 1996 results was a work force reduction charge of $6,178. Excluding the unusual charge for comparison purposes, operating earnings improved significantly in 1997. Results in 1996 also included a $3,756 charge for labor agreement signing bonuses, the impact of severe winter weather and disruptions from the commissioning of the SMART system. Earnings in 1997 benefited from a continued focus on cost reduction initiatives, increased utilization of the SMART system and lower scrap costs.

Stainless Group

The group recorded an operating loss through two quarters in 1997 versus operating earnings in 1996. Included in 1996 results was a work force reduction charge of $3,695. Excluding the unusual charge for comparison purposes, operating results deteriorated significantly in 1997. Depressed selling prices across product lines continued to limit results.

Despite a significant increase in cold rolled stainless shipments, depressed selling prices led to a 7 percent sales decline. Shipments of 140,800 tons in 1997 compared to 140,700 tons in 1996.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the end of the quarter, approximately 50 active workers' compensation hearing loss claims remained against Lukens Steel Company. Claims previously reported for Washington Steel Corporation were included in the Lukens Steel Company totals because the subsidiaries merged on December 29, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

        (10.1) Lukens Inc. Non-Employee Director Equity Compensation Plan, effective May 1, 1997

        (10.2) Lukens Inc. 1997 Performance-Vested Restricted Stock Plan, effective February 26, 1997

        (11)    Statement regarding computation of per share earnings

        (27)    Financial Data Schedule

(b)      Reports on Form 8-K
         No report on Form 8-K was filed during the quarter ended June 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    LUKENS INC.




        August 5, 1997          /s/ R. W. Van Sant
                                    --------------
                                    R. W. Van Sant
                                    Chairman and Chief Executive Officer





         August 5, 1997         /s/ John C. van Roden, Jr.
                                    ----------------------
                                    John C. van Roden, Jr.
                                    Senior Vice President and Chief Financial
                                    Officer





         August 5, 1997         /s/ P. Blaine Clemens
                                    -----------------
                                    P. Blaine Clemens
                                    Vice President and Controller