Form 10-Q
period 1997-09-27
LUKENS INC
filed 1997-11-06
CIK 60860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED SEPTEMBER 27, 1997

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

         Yes /x/     No

                    SHARES OUTSTANDING AS OF OCTOBER 31, 1997
                    Common Stock, $.01 Par Value, 14,941,227

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)

                                                              THIRD QUARTER                  YEAR-TO-DATE
                                                           Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                                       September 27,  September 28,  September 27,  September 28,
                                                           1997            1996           1997           1996
Net Sales                                               $ 243,371        234,421        749,736        754,548
Operating Costs and Expenses
    Cost of products sold                                 225,583        223,192        697,673        711,999
    Selling and administrative expenses                    12,210         13,089         37,622         40,955
    Unusual item - work force reduction provision              --             --             --         10,782
                                                        ---------      ---------      ---------      ---------
        Total operating costs and expenses                237,793        236,281        735,295        763,736

Operating Earnings (Loss)                                   5,578         (1,860)        14,441         (9,188)

    Interest expense                                        4,932          4,135         14,464         12,030
                                                        ---------      ---------      ---------      ---------

Earnings (Loss) Before Income Taxes                           646         (5,995)           (23)       (21,218)

    Income tax expense (benefit) (Note 5)                     513         (1,908)           641         (7,023)
                                                        ---------      ---------      ---------      ---------

Net Earnings (Loss)                                     $     133         (4,087)          (664)       (14,195)
                                                        ---------      ---------      ---------      ---------

    Dividend requirements for preferred stock                (504)          (499)        (1,504)        (1,495)

Net Earnings (Loss) Applicable to Common Stock          $    (371)        (4,586)        (2,168)       (15,690)
                                                        ---------      ---------      ---------      ---------

Earnings (Loss) Per Common Share
    Primary                                             $    (.03)          (.31)          (.15)         (1.06)
    Fully diluted                                       $    (.03)          (.31)          (.15)         (1.06)

Common Shares and Equivalents Outstanding
    Primary                                                14,807         14,796         14,806         14,778
    Fully diluted                                          16,240         16,258         16,247         16,286

Cash Dividends on Common Stock - Per Share (Note 6)     $     .50            .50           1.00           1.00
                                                        ---------      ---------      ---------      ---------

        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                     September 27,   December 28,
                                                                                         1997            1996
Assets
     Current Assets
         Cash and cash equivalents                                                     $   4,549         10,282
         Receivables, less allowance of $7,622 in 1997 and $7,750 in 1996                122,574         92,356
         Inventories
               Products finished and in process                                          131,292        116,477
               Raw materials                                                              26,785         27,762
               Supplies                                                                    5,076          4,686
                                                                                       ---------      ---------
                                                                                         163,153        148,925
         Deferred income taxes (Note 5)                                                   13,724         13,129
         Prepaid expenses and other                                                        1,487          1,964
                                                                                       ---------      ---------
         Total current assets                                                            305,487        266,656

     Plant and Equipment                                                                 965,507        953,753
       Less accumulated depreciation                                                     455,562        420,427
                                                                                       ---------      ---------
         Net plant and equipment                                                         509,945        533,326
     Intangible Assets, net of accumulated amortization of $10,776 in 1997
       and $9,114 in 1996                                                                 54,455         57,158
     Deferred Income Taxes (Note 5)                                                       32,886         29,937
     Other Assets                                                                          1,319          1,674
                                                                                       ---------      ---------

     Total Assets                                                                      $ 904,092        888,751
                                                                                       ---------      ---------

Liabilities and Stockholders' Investment
     Current Liabilities
         Accounts payable                                                              $  91,857         92,252
         Accrued employment costs                                                         46,640         46,603
         Other accrued expenses (Note 7)                                                  29,562         23,765
         Current maturities of long-term debt                                              5,949          4,878
                                                                                       ---------      ---------
         Total current liabilities                                                       174,008        167,498

     Long-Term Debt (Note 4)                                                             272,050        248,695
     Retirement Benefits
         Pensions                                                                         47,479         43,995
         Medical and life insurance                                                      149,929        148,479
     Other Liabilities (Note 7)                                                           16,494         22,015
                                                                                       ---------      ---------
         Total liabilities                                                               659,960        630,682
     Commitments and Contingencies (Note 7)
     Redeemable Stock
         Series preferred stock, 1,000,000 shares authorized
           Series B ESOP convertible preferred
           (470,862 shares outstanding in 1997 and 480,018 in 1996)                       28,252         28,801
         Deferred compensation - ESOP                                                    (12,188)       (15,374)
                                                                                       ---------      ---------
         Total redeemable stock                                                           16,064         13,427

     Stockholders' Investment
         Common stock, 40,000,000 shares authorized and 15,813,259 issued                    158            158
         Capital in excess of par value (Note 3)                                          87,174         86,002
         Earnings invested (Note 6)                                                      154,615        171,730
         Foreign currency translation adjustments                                         (1,307)        (1,332)
         Deferred compensation - restricted stock (Note 3)                                (2,294)            --
         Repurchased stock, at cost (872,032 shares in 1997 and 1,010,988 in 1996)
           (Note 3)                                                                      (10,278)       (11,916)
                                                                                       ---------      ---------
         Total stockholders' investment                                                  228,068        244,642
                                                                                       ---------      ---------

     Total Liabilities and Stockholders' Investment                                    $ 904,092        888,751
                                                                                       ---------      ---------

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                 YEAR-TO-DATE
                                                            Thirty-nine Weeks Ended
                                                         September 27,   September 28,
                                                             1997           1996
Operating Activity
     Net earnings (loss)                                   $   (664)      (14,195)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow (Used for) From Operating Activity
     Depreciation and amortization                           38,760        36,940
     Income taxes deferred                                     (679)      (10,713)
     Provision for uncollectible accounts                     4,260         5,329
     Retirement benefit funding less than expense             5,459        12,959
     Changes in working capital affecting operations
          Accounts receivable                               (30,856)       11,316
          Inventories                                       (14,228)       14,064
          Prepaid expenses and other                            477        (1,177)
          Accounts payable                                   (4,086)      (28,793)
          Accrued expenses                                   (6,253)      (12,517)
     Other, net                                                 (62)        1,615
                                                           --------      --------
          Cash flow (used for) from operating activity       (7,872)       14,828

Financing Activity
     Long-term debt
          Proceeds from issuance of notes                        --        74,538
          Other borrowed                                     27,800            --
          Other repaid                                         (271)      (34,664)
     Dividends paid                                         (12,817)      (12,854)
     Proceeds from stock options exercised                       --           802
     Other, net                                                  --          (537)
                                                           --------      --------
          Net from financing activity                        14,712        27,285

Investing Activity
     Capital expenditures                                   (13,948)      (45,590)
     Proceeds from sale of assets/subsidiaries                  996           420
     Other, net                                                 379          (912)
                                                           --------      --------
          Net for investing activity                        (12,573)      (46,082)

Cash and Cash Equivalents
     Increase (decrease)                                     (5,733)       (3,969)
     Start of period                                         10,282        11,056
                                                           --------      --------
          End of period                                    $  4,549         7,087
                                                           --------      --------

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

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was released. Comprehensive income is a concept that includes the total of net earnings
     (loss) reported in the Consolidated Statements of Earnings, plus revenues, expenses, gains and losses that are recognized directly in the stockholders' investment section of the Consolidated Balance Sheets. The purpose of the statement was to more prominently highlight comprehensive income items and to report a total amount for a reporting period. Effective in 1998, Lukens will be required to disclose comprehensive income and its components within our financial statements. Prior period financial statements will be restated for comparative purposes.

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

3.   Compensation Plans - Restricted Stock
     The Board of Directors approved the issuance of performance vested restricted stock to certain officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders'
     investment section of the Consolidated Balance Sheets. The deferred compensation balance was subsequently adjusted for the change in the quarter-end market price of Lukens common stock and for compensation expense recognized. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies.

4.   Financial Instruments - Notes Payable
     During the second quarter of 1997, Standard & Poor's lowered its rating from BBB+ to BBB on $150,000 of Lukens notes due in 2004 and on $75,000 of Medium-Term Notes, Series A, due in 2006. The Standard & Poor's outlook remains characterized as stable in the third quarter.

     During the third quarter of 1997, Moody's lowered its rating from Baa2 to Baa3 on the notes payable discussed above.

5.   Income Taxes
     Year-to-date results were used to develop the effective tax rates in 1997 and 1996. Consequently, the third quarter effective rates included the impact of changing rates from the second quarter. At the end of three quarters in 1997, income tax expense was recognized on a loss before income taxes. The expense represented the impact of state taxes and non-deductible expenses that offset the tax benefit generated from the loss.

     Because of the unusual nature of the 1996 work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter 1996 income tax provision. Excluding the work force provision, an effective rate of 29.9 percent was applied to 1996 results for the first three quarters.

     During the second quarter of 1997, a settlement was reached in the Internal Revenue Service audits of 1993 and 1994. With the payment of the audit assessment in the third quarter, audits were completed through 1994.

     During the third quarter of 1997, the 1997 Taxpayer Relief Act (1997 TRA) was enacted. Changes to the Federal tax structure included a restructuring of the depreciable lives used in the alternative minimum tax calculation. Additionally, the net operating loss carryback period was reduced to two years and the carryforward period was increased to 20 years. These changes will become effective in the coming years and will likely have a favorable impact on the tax position of Lukens. The enactment of the 1997 TRA did not require any recognition in the 1997 tax provision for the remeasurement of our deferred tax balances or for changes to the estimated amount of 1997 Federal taxes payable.

6.   Stockholders' Investment
     Due to the timing of the Board of Directors meetings, two quarterly common stock dividends totaling $.50 per share were declared in the third quarters of 1997 and 1996. Common stock dividends declared totaled $1.00 per share in both 1997 and 1996.

7.   Commitments and Contingencies
     During the second quarter of 1997, a tentative settlement was reached in a Superfund remediation contingency where Lukens was designated a potentially responsible party. The obligation for the Superfund site was previously recognized in the fourth quarter of 1996. The tentative settlement resulted in a reclassification from other long-term liabilities to other accrued expenses in the Consolidated Balance Sheets.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          (Dollars in thousands)

Changes in Financial Condition during
the Thirty-nine Weeks Ended September 27, 1997

Capital Structure

Cash and cash equivalents totaled $4,549 at the end of the third quarter, a decrease of $5,733 from the end of 1996. Working capital of $131,479 was up $32,321 from the end of 1996. Higher accounts receivable and inventories were partially offset by an increase in other accrued expenses. The current ratio was
1.8 at the end of the quarter and 1.6 at year-end 1996.

Included in other accrued expenses at the end of the third quarter was an environmental reserve that was reclassified during the second quarter of 1997 from other liabilities in the long-term section of the Consolidated Balance Sheets. The reclassification reflected a tentative settlement agreement negotiated in the second quarter for a Superfund site where we were designated a potentially responsible party.

Debt at the end of the third quarter was $277,999, an increase of $24,426 from the beginning of the year. The increase reflected borrowings under our revolving credit agreement. Based on conditions at the end of the quarter, additional borrowings were limited to approximately $38,000 under the committed line of credit covenant. The ratio of long-term debt to capital was 55.8 percent, which compared to 51.7 percent at year-end 1996.

The Board of Directors approved the issuance of performance vested restricted stock to certain officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets. The deferred compensation balance was subsequently adjusted for the change in the quarter-end market price of Lukens common stock and for compensation expense recognized. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies.

During the second quarter of 1997, Standard & Poor's lowered its rating from BBB+ to BBB on $150,000 of Lukens notes due in 2004 and on $75,000 of Medium-Term Notes, Series A, due in 2006. The Standard & Poor's outlook remains characterized as stable in the third quarter. During the third quarter of 1997, Moody's lowered its rating from Baa2 to Baa3 on the notes payable discussed above.

Liquidity

Operating activity required cash of $7,872 for the first three quarters compared to cash flow from operating activity of $14,828 in the comparable 1996 period. Higher cash requirements in 1997 were due to increased working capital requirements.

Financing activity generated $14,712 with net borrowings of $27,529 partially offset by dividend payments of $12,817. Investing activity required $12,573, primarily for capital expenditures of $13,948.

Profitability in the fourth quarter of 1997 is dependent on the continuation of strong shipments in the Carbon & Alloy Group. The improvement in stainless selling prices achieved during the first half of the year began to erode during the third quarter and we anticipate the downward trend will continue for the balance of the year. We expect that depressed prices will continue to limit results in the Stainless Group. Results should benefit from our continued focus on cost reduction initiatives and increased utilization of key facilities from the capital expenditure program.

In addition to the earnings factors discussed above, our inventory reduction plan will be key to producing a capital structure at the end of 1997 that is similar to year-end 1996. The relatively high level of inventories at the end of the 1997 third quarter was partially attributable to the start-up of the wide anneal and pickle line, located in Massillon, Ohio. It will be difficult to attain cash flow levels comparable to 1996 without the significant reduction in inventory planned for the fourth quarter.

During the first half of 1997, integration of the Steckel Mill Advanced Rolling Technology (SMART(R)) system, located in Conshohocken, Pennsylvania, and the wide anneal and pickle line was initiated. Although shipments from the wide anneal and pickle line almost doubled during the third quarter, utilization of the facility is anticipated to continue to be low for the balance of the year.

Order backlog was $117,800 at the end of the third quarter, which was 8 percent lower than year-end 1996 order backlog and slightly lower than at the same time last year.

In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements and to maintain a target long-term debt-to-capital ratio of 35 percent. Primarily because of our aggressive capital expenditure program, we continue to exceed our target long-term debt-to-capital ratio.

Results of Operations for the Quarters Ended
September 27, 1997 and September 28, 1996

Operating Results

Third quarter operating earnings of $5,578 compared to an operating loss of $1,860 in the third quarter of 1996. Improved results were primarily attributable to the Carbon & Alloy Group. Sales for the third quarter were $243,371, up 4 percent from 1996 sales of $234,421. Most of the increase in sales resulted from higher shipments in the Carbon & Alloy Group.

Interest Expense

Interest expense of $4,932 was up 19 percent compared to 1996 expense of $4,135. The increase primarily related to higher amounts of capitalized interest recorded in 1996.

Income Tax Expense (Benefit)

The effective tax rate was 79.4 percent in 1997 and 31.8 percent in 1996. Year-to-date results were used to develop the effective tax rates in 1997 and 1996. Consequently, the third quarter effective rates included the impact of changing rates from the second quarter.

During the third quarter of 1997, the 1997 Taxpayer Relief Act (1997 TRA) was enacted. Changes to the Federal tax structure included a restructuring of the depreciable lives used in the alternative minimum tax calculation. Additionally, the net operating loss carryback period was reduced to two years and the carryforward period was increased to 20 years. These changes will become effective in the coming years and will likely have a favorable impact on the tax position of Lukens. The enactment of the 1997 TRA did not require any recognition in the 1997 tax provision for the remeasurement of our deferred tax balances or for changes to the estimated amount of 1997 Federal taxes payable.

Net Earnings (Loss)

Net earnings of $133 were recorded for the third quarter of 1997 compared to a net loss of $4,087 for the same period in 1996.

Business Group Results

                                                               Operating
                              Net Sales                     Earnings (Loss)
                      3Q 1997          3Q 1996         3Q 1997           3Q 1996
Carbon & Alloy        $127,469         119,567          12,686            6,896
Stainless              115,902         114,854          (3,762)          (5,398)
Corporate                   --              --          (3,346)          (3,358)
                      --------        --------        --------         --------

                      $243,371         234,421           5,578           (1,860)
                      ========        ========        ========         ========

Carbon & Alloy Group

Net sales increased 7 percent. The increase reflected higher shipments, particularly in the carbon steel product line due to increased utilization of the SMART system. Shipped tons were 183,000 in 1997, 15 percent higher than 159,600 tons in 1996. With the growth in carbon shipments in 1997, sales reflected a lower-value shipment mix. The sales improvement translated into a strong earnings improvement from the third quarter of 1996. Earnings in 1997 benefited from a continued focus on cost reduction initiatives and increased utilization of the SMART system.

Stainless Group

The group recorded an operating loss in the third quarters of 1997 and 1996. Depressed selling prices continued to negatively affect results. Selling prices dropped significantly in the 1996 third quarter as the influence of imports on the North American stainless steel market became apparent. Stainless selling prices were at similarly low levels during the third quarter of 1997.

Sales were up slightly in 1997 with a favorable sales mix offset by a reduction in volume for the group. Shipments of 58,700 tons in 1997 were down 7 percent compared to 63,000 tons in 1996. Higher shipments in the hot rolled product line were offset by lower conversion shipments.

Results of Operations for the Thirty-nine Weeks Ended
September 27, 1997 and September 28, 1996

Operating Results

Operating earnings of $14,441 through three quarters compared to an operating loss of $9,188 in 1996. The loss in 1996 was the result of a $10,782 work force reduction provision recorded in the second quarter. Excluding the provision for comparison purposes, operating earnings were up significantly in 1997. Improved results in the Carbon & Alloy Group were partially offset by an operating loss recorded by the Stainless Group. Stainless Group results continued to be impacted by depressed selling prices through three quarters of the year. The price relief achieved in the first half of the year began to erode during the third quarter.

Sales for the first three quarters were $749,736, down slightly from 1996 sales of $754,548. Higher shipments in the Carbon & Alloy Group were offset by lower selling prices in the Stainless Group.

Interest Expense

Interest expense of $14,464 was up 20 percent compared to 1996 expense of $12,030. The increase primarily related to higher amounts of capitalized interest recorded in 1996.

Income Tax Expense (Benefit)

Year-to-date results were used to develop the effective tax rates in 1997 and 1996. Through three quarters in 1997, income tax expense was recognized on a loss before income taxes. The expense represented the impact of state taxes and non-deductible expenses that offset the tax benefit generated from the loss.

Because of the unusual nature of the 1996 work force reduction provision, the tax impact of 36.4 percent was recognized separately in the second quarter 1996 income tax provision. Excluding the work force provision, an effective rate of
29.9 percent was applied to 1996 results through three quarters.

During the third quarter of 1997, the 1997 Taxpayer Relief Act (1997 TRA) was enacted. Changes to the Federal tax structure included a restructuring of the depreciable lives used in the alternative minimum tax calculation. Additionally, the net operating loss carryback period was reduced to two years and the carryforward period was increased to 20 years. These changes will become effective in the coming years and will likely have a favorable impact on the tax position of Lukens. The enactment of the 1997 TRA did not require any recognition in the 1997 tax provision for the remeasurement of our deferred tax balances or for changes to the estimated amount of 1997 Federal taxes payable.

Net Earnings (Loss)

A net loss of $664 in 1997 compared to a net loss of $14,195 in 1996. On an after-tax basis, the work force reduction provision reduced results by $6,859 in 1996.

Business Group Results

                                                               Operating
                             Net Sales                      Earnings (Loss)
                      YTD 1997        YTD 1996        YTD 1997          YTD 1996
Carbon & Alloy        $379,800         366,389          33,886            2,523
Stainless              369,936         388,159          (9,646)             375
Corporate                   --              --          (9,799)         (12,086)
                      --------        --------        --------         --------

                      $749,736         754,548          14,441           (9,188)
                      ========        ========        ========         ========

Carbon & Alloy Group

Sales for three quarters increased 4 percent. Shipped tons were 547,100 in 1997 compared to 498,800 tons in 1996. The 10 percent increase in shipped tons reflected higher utilization of the SMART system, particularly in the carbon product line. With the growth in carbon shipments in 1997, sales reflected a lower-value shipment mix.

Included in 1996 results was a work force reduction charge of $6,178. Excluding the unusual charge for comparison purposes, operating earnings improved significantly through three quarters in 1997. Results in 1996 also included a $3,756 charge for labor agreement signing bonuses, the impact of severe winter weather and disruptions from the commissioning of the SMART system. Earnings in 1997 benefited from a continued focus on cost reduction initiatives, increased utilization of the SMART system and lower scrap costs.

Stainless Group

The group recorded an operating loss through three quarters in 1997 versus break-even operating earnings in 1996. Included in 1996 results was a work force reduction charge of $3,695. Excluding the unusual charge for comparison purposes, operating results deteriorated significantly in 1997. Depressed selling prices across product lines continued to limit results.

Depressed selling prices led to a 5 percent sales decline. Shipments of 199,500 tons in 1997 compared to 203,700 tons in 1996. Higher shipments in the cold rolled product line were offset by lower conversion shipments.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the end of the quarter, approximately 40 active workers' compensation hearing loss claims remained against Lukens Steel Company. Claims previously reported for Washington Steel Corporation were included in the Lukens Steel Company totals because the subsidiaries merged on December 29, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.

The Board of Directors continues to consider what action it might take in response to the two shareholder proposals approved at the 1997 Annual Meeting. A decision on that subject will be reached by the Board once it has better assessed how the recommended actions would impact the Company, its shareholders, its employees and the Board's efforts to maximize value for all shareholders.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (11)     Statement regarding computation of per share earnings
     (27)     Financial Data Schedule

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended September 27, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            LUKENS INC.




         November 5, 1997                   /s/ R. W. Van Sant
                                            ------------------------------------
                                            R. W. Van Sant
                                            Chairman and Chief Executive Officer





         November 5, 1997                   /s/ John C. van Roden, Jr.
                                            ------------------------------------
                                            John C. van Roden, Jr.
                                            Senior Vice President and Chief
                                            Financial Officer





         November 5, 1997                   /s/ P. Blaine Clemens
                                            ------------------------------------
                                            P. Blaine Clemens
                                            Vice President and Controller