Form 10-K405
period 1997-12-27
LUKENS INC
filed 1998-04-13
CIK 60860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             /X/Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                                       OR
           / /Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based on the closing price of March 2, 1998, the aggregate market value of common stock held by nonaffiliates of the registrant was $329.6 million.

The number of common shares outstanding of the registrant was 14,977,090 as of March 2, 1998.

                                     PART I

ITEM 1. BUSINESS.

General

Headquartered in Coatesville, Pennsylvania, Lukens Inc. is a holding company incorporated in Delaware. The largest subsidiary of the company, Lukens Steel Company, manufactures carbon, alloy and clad steel plates, and stainless steel sheet, strip, plate, hot band and slabs. Production facilities and markets are located primarily in the United States.

On December 15, 1997, Lukens entered into a merger agreement with Bethlehem Steel Corporation. The agreement was subsequently amended as of January 4, 1998. Under the merger agreement, Bethlehem Steel Corporation would acquire Lukens outstanding common and preferred stock (converted to common) for $30 per share. Consideration is a combination of cash and Bethlehem stock. At year-end 1997, the number of common shares outstanding, combined with the conversion of outstanding preferred stock, would total 16,352,127 shares and result in proceeds of $490.6 million in cash and Bethlehem stock. The merger is contingent on shareholder approval. A special meeting of stockholders is expected to be held during the second quarter of 1998.

Forward-Looking Information

Sections of this Form 10-K include disclosures about future economic conditions and Lukens' future financial performance, capital structure, goals and objectives. Except to the extent that these discussions contain historical facts, these forward-looking statements are subject to risks and uncertainties that could cause actual events to materially differ from those projected. These risks and uncertainties include, but are not limited to, materially adverse changes in general economic conditions, domestic and foreign competition, weather, raw material price fluctuations, possible labor interruptions and regulatory or legislative changes.

Business Groups

Lukens has two business groups, the Carbon & Alloy Group and the Stainless Group. Financial information for these business groups is incorporated herein by reference to Note 2 to the financial statements included in Part II, Item 8 of this Form 10-K. The charts below outline the business group composition of consolidated net sales and shipped tons for each of the last three years.

             Composition of Consolidated Net Sales by Business Group

                                            1997          1996          1995
                                         ---------     ---------     ---------
          Carbon & Alloy                %     51.9          49.6          41.9
          Stainless                           48.1          50.4          58.1
                                         ---------     ---------     ---------
          Total                         %    100.0         100.0         100.0
                                         =========     =========     =========

                         Shipped Tons by Business Group

                                              1997          1996          1995
                                         ---------     ---------     ---------
          Carbon & Alloy                   753,900       652,600       589,100

          Stainless                        257,700       262,100       267,200

Carbon & Alloy Group

The Carbon & Alloy Group specializes in the production of carbon, alloy and clad steel plate. Primary production locations are in Coatesville and Conshohocken, Pennsylvania. Both plants have hot rolling and finishing facilities, and the Coatesville plant operates a melt shop. Production from these facilities ranks the group as one of the largest domestic plate steel producers and the largest domestic producer of alloy plate steel. There are several domestic and foreign competitors. Major competitors are U.S. Steel Group, a subsidiary of the USX Corporation, and Bethlehem Steel Corporation.

The group's competitive position is enhanced by a concentration on plate with a product line that includes a wide range of sizes and grades. Price competition has been and is expected to remain intense as new capacity enters the market. In addition to price and quality, customer satisfaction, measured by factors like shipped-on- time performance and production lead times, has become increasingly important in the competitive environment. Customer satisfaction is also the focus of our customer business teams that integrate sales, technical, manufacturing, financial and purchasing expertise.

The Steckel Mill Advanced Rolling Technology (SMART) system, located at the Conshohocken plant, expanded the group's production capabilities and products to include wide, light-gauge plate, including plate coils. During 1997, integration of the SMART system and the wide anneal and pickle line, discussed in the Stainless Group section, was initiated.

Products are sold primarily by an in-house sales force. Steel service centers are the largest market for the group. The market accounted for approximately 48 percent of annual sales in 1997 and averaged approximately 38 percent of annual sales in 1996 and 1995. The Carbon & Alloy Group supplies a wide range of markets in the capital goods sector of the economy, including markets for:
                  o         Machinery and Industrial Equipment
                  o         Infrastructure
                  o         Environmental and Energy
                  o         Transportation.

Some sales involve government contracts which may be subject to termination or renegotiation. Terminations for convenience of the government generally provide for payments to a contractor for its costs and a portion of its profit. We do not expect any material portion of our business to be terminated or renegotiated.

Raw materials used in the production of carbon and alloy steel plate include carbon scrap, alloy scrap and alloy additives. Generally, these materials are purchased in the open market and are available from several sources. Prices and availability are also affected by the operating level of the domestic steel industry, the quantity of scrap exported, currency exchange rates, and world political and economic conditions. Scrap remains readily available, but scrap prices remain at relatively high levels.

Principal energy sources used in production include electricity and natural gas.

Stainless Group

The Stainless Group specializes in manufacturing and marketing stainless steel sheet, strip, plate, hot band and slabs. The group's competitive position is built on the ability to serve niche markets by providing a wide range of quality products. Manufacturing facilities are located in Washington and Houston, Pennsylvania, and Massillon, Ohio. Primary competitors include Allegheny-Teledyne Incorporated, J&L Specialty Steel, Inc., North American Stainless Corporation and Avesta Sheffield Pipe Inc.

Washington Specialty Metals Corporation is a service and distribution center that specializes in marketing stainless steel. There are numerous competitors on both a national and a regional scale. Washington Specialty Metals is a leading distributor of flat-rolled stainless steel.

Similar to the competitive environment in the Carbon & Alloy Group, customer satisfaction, measured by factors like shipped-on-time performance and production lead times, has become increasingly important. Customer satisfaction is also the focus of our customer business teams. The teams integrate sales, technical, manufacturing, financial and purchasing expertise to solve our customers' problems. Price and quality remain significant factors in the competitive environment.

As evidenced by the Stainless Group results in 1997 and 1996, high levels of stainless steel imports accentuated pricing pressures. We continue to support the imposition of trade sanctions on stainless steel imports. Without these sanctions, we do not expect that prices will rebound significantly from 1997 levels and the introduction of new production capacity by competitors will continue to exert pressure on selling prices over the next two or three years.

The installation of the wide anneal and pickle line at the Massillon plant was completed in 1996. Commercialization of products from the line continued during 1997. Although product shipments increased consistently throughout the year, utilization of the facility was low in 1997 and is expected to remain relatively low in 1998.

Stainless products processed on the Carbon & Alloy Group's SMART system and finished on the wide anneal and pickle line are anticipated to create quality, size and cost advantages in the long term.

Products are sold primarily by the group's own sales organizations. Service centers are the largest market for the group and they averaged approximately 37 percent of annual sales in the last three years. The Stainless Group ultimately supplies diverse markets, including:

                  o         Process Industries
                  o         Food Service Equipment
                  o         Architecture and Construction
                  o         International
                  o         Consumer Durables.

Raw materials used in production include stainless scrap, chrome, nickel and molybdenum. Generally, these materials are purchased in the open market and are available from several sources. Some of these raw materials sources are located in countries subject to potential interruptions of supply that could cause shortages and affect the availability and price. Prices and availability are also affected by the operating level of the worldwide stainless steel industry, the quantity of scrap exported, currency exchange rates, and world political and economic conditions. Nickel costs remain highly volatile. Forward exchange or hedge contracts for nickel are used to manage the group's exposure to market price volatility. Principal energy sources used in production include electricity and natural gas.

Sales Order Backlog
(Dollars in thousands)

Listed below is the backlog at the end of 1997 and 1996. The backlog at year-end 1997 is anticipated to be shipped in 1998.

                             12/27/97     12/28/96
                             --------     --------
          Carbon & Alloy     $118,553       68,134

          Stainless            48,461       59,396
                             --------     --------
          Total              $167,014      127,530
                             ========     ========

Environment

Lukens is subject to Federal, state, and local environmental laws and regulations. An environmental committee meets quarterly to review environmental and remediation issues. Also, outside consultants are used on certain technical issues. The trend for tighter environmental standards is expected to result in higher waste disposal and monitoring costs, and additional capital expenditures in the long term. The Environmental Protection Agency's air quality standards for particulate matter were enacted in July 1997. Implementation is dependent on the results of environmental studies being conducted over the next several years. Although it is difficult to estimate, the cost of installing new environmental control systems across our manufacturing facilities could be significant in the long term.

In 1997, capital  expenditures for environmental  compliance  projects were $4.7
million.  In  1998  and  1999,  capital   expenditures  are  anticipated  to  be
approximately $4.3 million and $3.8 million, respectively.

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

Lukens accrues costs associated with environmental matters when they become probable and can be reasonably estimated. In assessing environmental liability, the company considers the extent and type of hazardous substances at a site, the range of technologies that can be used for remediation, evolving laws and regulations, the allocation of costs among potentially responsible parties, and the number and financial strength of those parties.

During the second quarter of 1997, a tentative settlement was reached in a Superfund remediation case where Lukens was designated a potentially responsible party. The obligation for the Superfund site was previously recognized in the fourth quarter of 1996.

Based on information currently available, the liability recorded for environmental remediation costs was approximately $17.0 million at year-end 1997 and $16.8 million at year-end 1996. Due to their uncertain nature, amounts accrued could differ, perhaps significantly, from the actual costs that will be incurred. No potential insurance recoveries were taken into account in determining the company's cost estimates or reserves. Management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Employees

The average number of employees during 1997 was 3,300. The labor contract for the Coatesville facility of the Carbon & Alloy Group terminates in 2000. Labor contracts for the manufacturing facilities of the Stainless Group expire in 1999 and 2000.

ITEM 2. PROPERTIES.

Carbon & Alloy Group

Refined molten steel is produced by an electric arc furnace melt shop. Approximately 66 percent of 1997 production at this facility was continuously cast into slabs, with the balance used for ingots. The facility also has two plate mills, plate-finishing lines and heat-treating facilities.

The Conshohocken, Pennsylvania, facility houses the SMART system. The system includes two reheat furnaces, a roughing mill, a four- high reversing Steckel mill, accelerated on-line cooling and a cut-to-length line. During 1997, production on the SMART system was approximately 400,000 tons. Conshohocken also has an automated quench and temper line and a batch heat-treating system for lighter gauge carbon and alloy plate products.

Carbon & Alloy Group facilities are also used to produce stainless products. Stainless steel is melted and refined in Coatesville and subsequently processed on the SMART system. For business group reporting of results, discussed in Item 1, all stainless product sales and earnings are included in the Stainless Group results.

A relatively small fabrication facility is located in Newton, North Carolina. It uses plasma arc cutting technology to produce blanks and shapes from carbon and alloy plate.

In 1998, steel slabs will continue to be purchased to supplement melting capacity. Given current market conditions, Carbon & Alloy Group facilities are essentially operating at capacity.

Stainless Group

The group has manufacturing facilities in Washington and Houston, Pennsylvania, and in Massillon, Ohio. The Washington facility cold rolls stainless sheet and strip products on Sendzimir mills and finishes on annealing and pickling lines. Other capabilities include stainless coil polishing, stretcher leveling, slitting and processing stainless hot bands on a hot anneal and pickle line. Stainless steel is melted, cast, and rolled at the Houston location. The plant has two electric arc furnaces, an argon oxygen decarburization (AOD) refining unit and a variable width caster with sequence casting capability.

The Massillon, Ohio, facility is the site of the wide anneal and pickle line. This system enables us to produce stainless plate in coils up to 96 inches wide. With its integrated cut-to-length capability, the line has the flexibility to make coiled and discrete stainless plate. Utilization of the wide anneal and pickle line was low in 1997. In addition to the wide anneal and pickle line, the Massillon plant operates a hot and cold anneal and pickle line and other finishing facilities.

Washington Specialty Metals Corporation has fabrication and
distribution facilities in Wheeling and Carol Stream, Illinois, and Lawrenceville, Georgia. Additional distribution centers are listed below.
o   Carrollton, Texas                      o   Youngsville, North Carolina
o   Tampa, Florida                         o   Brampton, Ontario, Canada
o   Vaudreuil, Quebec, Canada

Capacity of facilities is considered adequate to support projected sales.

ITEM 3. LEGAL PROCEEDINGS.

On December 23, 1997, a purported stockholder of Lukens, Carrie Anne Polonetsky, filed a purported class action (the "Polonetsky Action") in the Court of Chancery of the State of Delaware (the "Court of Chancery") against the Lukens Board alleging, among other things, that the Lukens Board had breached its fiduciary duties by failing to obtain the highest value reasonably available in a sale of Lukens. Two other purported stockholders of Lukens, Wretha Evelyn Walker and Michael Abramsky, filed purported class actions (collectively with the Polonetsky Action, the "Delaware Actions") in the Court of Chancery on December 29, 1997 and January 6, 1998, respectively, making substantially similar allegations. The Delaware Actions have been consolidated by order of the Court of Chancery dated March 11, 1998. On March 27, 1998, the plaintiffs in the Delaware Actions filed a consolidated amended complaint against the Lukens Board alleging, among other things, that the Lukens Board had breached its fiduciary duties by failing to obtain the highest value reasonably available in a sale of Lukens. The defendants intend to defend the Delaware Actions vigorously.

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

The company is party to various claims, disputes, legal actions and other proceedings involving negligence, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following executive officers were elected by the Board of Directors until their respective successors are elected:

                                                                                        Executive Officer
Executive Officer/Title                                               Age                     Since
R. W. Van Sant                                                         59               October 1991
Chairman and Chief Executive Officer

William W. Beible                                                      45               November 1996
Chief Information Officer

John H. Bucher                                                         58               April 1993
Vice President-Technology

P. Blaine Clemens                                                      60               January 1997
Vice President and Controller

C. B. Houghton, Jr.                                                    57               November 1994
Vice President-Business Development

T. Grant John                                                          59               February 1993
Senior Vice President-Strategic Planning

Richard D. Luzzi                                                       46               February 1993
Vice President-Human Resources

James J. Norton                                                        41               April 1992
Senior Vice President-President and
Chief Operating Officer-
Washington Specialty Metals

Frederick J. Smith                                                     54               April 1993
Senior Vice President-Operations

William D. Sprague                                                     56               October 1988
Vice President,
General Counsel and Secretary

John C. van Roden, Jr.                                                 49               February 1987
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

ITEM 6.           SELECTED FINANCIAL DATA.

Selected Financial Highlights

                                                     1997            1996            1995             1994           1993
For The Year
  Net sales                                      $  994,380         970,320       1,049,158         947,013         862,072
                                                 ----------         -------       ---------         -------         -------
  Operating earnings (loss)                          13,404         (26,053)         67,980          49,570          36,602
  Net non-operating (expense) income                (19,073)        (16,735)        (13,471)        (13,213)        (16,319)
  Income tax expense (benefit)                       (1,049)        (14,377)         20,495          14,179           7,161
                                                 ----------         -------       ---------         -------         -------
  Earnings (loss) from continuing operations         (4,620)        (28,411)         34,014          22,178          13,122
  Discontinued operations, net of tax                    --              --              --              --           2,780
                                                 ----------         -------       ---------         -------         -------
  Net earnings (loss) before cumulative
    effect of accounting changes                     (4,620)        (28,411)         34,014          22,178          15,902
     Per common share-- basic
       Continuing operations                           (.45)          (2.06)           2.18            1.38             .77
       Discontinued operations                           --              --              --              --             .19
                                                 ----------         -------       ---------         -------         -------
       Net earnings (loss)                             (.45)          (2.06)           2.18            1.38             .96
     Percent of stockholders' investment
        -- start of year                             %(1.9)            (9.5)           12.3             8.3             4.8
     Shares outstanding--
        weighted average                             14,806          14,784          14,696          14,582          14,508
                                                 ----------         -------       ---------         -------         -------
  Cash dividends-- common                            14,805          14,781          14,696          14,583          14,508
     Per share                                         1.00            1.00            1.00            1.00            1.00
                                                 ----------         -------       ---------         -------         -------
  Cash flow from operations                          29,396          43,667          85,491          79,180          72,290
  Depreciation and amortization                      51,831          48,949          41,304          43,962          45,488
  Capital expenditures                               19,369          57,092         104,120         120,342          67,424
  Average number of employees                         3,300           3,450           3,660           4,060           4,769
                                                 ----------         -------       ---------         -------         -------

At Year-End
  Inventories                                    $  145,587         148,925         163,125         134,928         160,060
  Current assets                                    285,700         266,656         314,891         281,036         307,739
  Working capital                                   114,509          99,158         106,221         106,480         146,034
  Current ratio                                         1.7             1.6             1.5             1.6             1.9
  Plant and equipment, net of depreciation          497,559         533,326         529,432         478,129         431,853
  Total assets                                      877,430         888,751         919,663         826,434         817,178
                                                 ----------         -------       ---------         -------         -------

  Long-term debt                                    244,671         248,695         217,339         201,351         220,768
  Total debt                                        250,947         253,573         228,189         208,485         226,589
  Redeemable stock                                       --          13,427              --              --              --
                                                 ----------         -------       ---------         -------         -------
  Stockholders' investment                          241,750         244,642         298,719         277,057         266,754
     Per common share                                 16.18           16.53           20.27           18.91           18.36
  Common shares outstanding                          14,941          14,802          14,736          14,652          14,529
  Stockholders of record                              4,800           4,900           5,700           6,000           5,600
                                                 ----------         -------       ---------         -------         -------

Dollars and shares in thousands except per share amounts

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On December 15, 1997, Lukens entered into a merger agreement with Bethlehem Steel Corporation. The agreement was subsequently amended as of January 4, 1998. Under the merger agreement, Bethlehem Steel Corporation would acquire Lukens outstanding common and preferred stock (converted to common) for $30 per share. Consideration is a combination of cash and Bethlehem stock. At year-end 1997, the number of common shares outstanding combined with the conversion of outstanding preferred stock, would total 16,352,127 shares and result in proceeds of $490,564 in cash and Bethlehem stock. The merger is contingent on shareholder approval. A special meeting of stockholders to vote on the merger is expected to be held during the second quarter of 1998.

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the discussion below were prepared assuming a going-concern basis and did not recognize the impact of the merger. For a discussion of the contingent liabilities associated with the merger, see Note 10.

     The following discussion focuses on the results of operations and on the financial condition of Lukens Inc. In addition to the consolidated results analysis, the results of Lukens' two business groups are discussed.

     This section should be read in conjunction with the consolidated financial statements and notes.

Consolidated Results of Operations
Net Sales.

A graph of net sales appears in this section.
                  1995           $1,049,158
                  1996           $  970,320
                  1997           $  994,380

     Sales were up 2 percent in 1997. The increase was attributable to strong Carbon & Alloy Group sales that were largely offset by depressed market conditions in the Stainless Group.

     1996 sales were down 8 percent compared to 1995. During the second half of 1996, stainless steel market conditions began to deteriorate and contributed to lower Stainless Group sales. The decrease was partially offset by higher shipments in the Carbon & Alloy Group.

Operating Earnings (Loss).
A graph of operating earnings (loss) appears in this section.

                       1995                  $ 67,980
                       1996                  $(26,053)
                       1997                  $ 13,404

     Operating earnings in 1997 were attributable to the Carbon & Alloy Group, which benefited from market conditions, cost reduction initiatives and increased utilization of new facilities. Depressed selling prices experienced by the Stainless Group resulted in a loss for the group in 1997.

     Included in 1996 results were unusual charges totaling $26,115. A second quarter provision of $10,782 was recognized for a work force reduction. In the fourth quarter, $9,400 was recognized for environmental remediation and $5,933 for fixed asset write-downs. Excluding the 1996 unusual items for comparison purposes, operating earnings were up $13,342 in 1997.

     The 1996 loss represented a dramatic reversal from strong 1995 earnings. Excluding the unusual items discussed above for comparison purposes, operating earnings were $62 in 1996. The reversal in results tracks the change in stainless steel market conditions that resulted in significant selling price declines. Results in 1996 were also limited by higher utility costs caused by severe winter weather and by signing bonuses associated with a new labor contract.

Summary of Results                   1997             1996           1995
Net sales                        $  994,380         970,320       1,049,158
Operating earnings (loss)        $   13,404         (26,053)         67,980
Interest expense                 $   19,073          16,735          13,471
Income tax expense (benefit)     $   (1,049)        (14,377)         20,495
Effective income tax rate        %    (18.5)          (33.6)           37.6
Net earnings (loss)              $   (4,620)        (28,411)         34,014

Dollars in thousands except per share amounts

Interest Expense.
A graph of interest expense appears in this section.
                       1995                  $ 13,471
                       1996                  $ 16,735
                       1997                  $ 19,073

     Interest expense in 1997 was up 14 percent with the increase primarily related to higher amounts of capitalized interest recorded in 1996. Interest expense in 1996 was up 24 percent compared to 1995. Higher debt levels in 1996 were the primary reason for the increase.

Income Tax Expense (Benefit).
A graph of effective income tax rate appears in this section.
                       1995                     37.6%
                       1996                    (33.6%)
                       1997                    (18.5%)

     The effective tax rate applied against losses was 18.5 percent in 1997 and
33.6 percent in 1996. The difference between the 1997 and 1996 rates reflected the impact of non-deductible expenses, state taxes and other items that have a greater percentage impact on the effective rate at lower results levels. The tax benefits recognized in the past two years primarily resulted in a build in deferred tax assets that reflected the availability of tax credit carryforwards. In 1995, the effective tax rate applied to earnings was 37.6 percent.

     Deferred tax assets recognized represent future tax benefits. Recog-nition of deferred tax assets is based on the combination of the historical earnings trend, future reversals of existing taxable temporary differences, carryback and carryforward availability, tax planning strategies and future taxable income.

Net Earnings (Loss).
A graph of net earnings (loss) appears in this section.
                       1995                 $ 34,014
                       1996                 $(28,411)
                       1997                 $  4,620

     A net loss was recorded both in 1997 and 1996. On an after-tax basis, the unusual items recorded in 1996 reduced results by $16,673. Excluding the unusual items for comparison purposes, the 1996 net loss was $11,738. Net earnings in 1995 reflected strong Stainless Group results.

Business Groups

Carbon & Alloy.
Business group graphs appear in this section.
Carbon & Alloy net sales:
                       1995           $439,330
                       1996           $481,237
                       1997           $516,499

Carbon & Alloy operating earnings (loss):
                       1995           $ 11,946
                       1996           $ (2,554)
                       1997           $ 50,410

     Net sales were up 7 percent in 1997. Shipped tons were 753,900 compared to 652,600 tons in 1996. The 16 percent increase reflected higher utilization of the Steckel Mill Advanced Rolling Technology (SMART(R)) system, evidenced by a more than 80,000 ton increase in carbon shipments. With the growth in carbon shipments in 1997, sales reflected a lower-value shipment mix.

     The 10 percent sales increase in 1996 compared to 1995 was largely attributable to an increase in shipments, particularly in carbon products. Shipments in 1996 were up 11 percent compared to 589,100 tons in 1995.

     The group recorded strong operating earnings in 1997. Earnings benefited from a continued focus on cost reduction initiatives and increased utilization of the SMART system. The operating loss in 1996 was due to unusual charges of $15,578. A work force reduction charge reduced results by $6,178 and an environmental remediation provision was $9,400. Excluding the provisions for comparison purposes, 1997 operating earnings were up $37,386 from 1996. Also impacting 1996 results was a $3,756 charge for signing bonuses associated with the new labor agreement at the Coatesville, Pennsylvania, facility, severe winter weather and disruptions associated with the commissioning of the SMART system.

     The operating loss in 1996 compared to operating earnings in 1995. The 1996 loss was the result of the charges discussed previously. Excluding the charges, operating earnings of $13,024 were up 9 percent from 1995. Although to a lesser extent than 1995, results in 1996 continued to be impacted by production disruptions and expenses associated with the commissioning of the SMART system.

Dollars in thousands except per share amounts

Stainless.
Business group graphs appear in this section.
Stainless net sales:
                       1995           $609,828
                       1996           $489,083
                       1997           $477,881

Stainless operating earnings (loss):
                       1995           $ 75,148
                       1996           $ (7,058)
                       1997           $(20,488)

     Selling price erosion that began in 1996 continued in 1997. Higher levels of low-priced imports continued to exert pressure on selling prices across product lines. Shipments for 1997 were 257,700 tons, down 2 percent compared to 262,100 tons in 1996.

     Weak stainless steel market conditions in 1996 led to a 20 percent decrease in sales compared to 1995. The sales decline reflected customer inventory corrections during the first half of the year that reduced cold rolled shipments. For the balance of 1996, the selling prices fell across all product lines. A lower-value shipment mix also contributed to the decrease. Shipments for 1996 were down slightly from 1995 shipments of 267,200 tons. Excluding lower-value conversion tonnage, shipments were down 12 percent from 1995, primarily due to decreases in hot rolled and hot band stainless product shipments.

     The operating loss recorded in 1997 was significantly larger than the 1996 loss. Results in 1996 included unusual charges totaling $9,628. The charges consisted of $3,695 for a work force reduction and $5,933 to write down idle assets and other equipment replaced as a result of capital improvements. Excluding the unusual charges for comparison purposes, operating results fell by $23,058 in 1997, largely due to depressed selling prices discussed previously.

     Excluding the 1996 unusual charges for comparison purposes, operating earnings of $2,570 were down 97 percent from 1995. The decline primarily reflected a significant deterioration in stainless steel market conditions as previously discussed. In addition, 1996 earnings from the service center operations did not match their excellent 1995 results.

Business Outlook

     Similar to 1997, strong market conditions should translate to solid earnings for the Carbon & Alloy Group. Selling prices will be the key to Stain-less Group profitability. A continued focus on cost reduction initiatives and increased utilization of facilities aimed at the stainless plate market should also contribute to earnings.

     We continue to support the imposition of trade sanctions on stainless steel imports. Without these sanctions, we do not expect that prices will rebound significantly from 1997 levels. The introduction of new production capacity by competitors will continue to exert pressure on selling prices over the next two or three years.

     Stainless Group results should benefit from increased stainless plate sales fueled by the continued integration of the SMART system with the wide anneal and pickle line (WAPL). However, utilization of the WAPL facility is still expected to be relatively low in 1998. Weak results are expected to continue if there is no improvement in the current market conditions.

Financial Condition
Capital Structure.

     A graph of current assets and working capital appears in this section.

Current assets:
                       1995           $314,891
                       1996           $266,656
                       1997           $285,700

Working capital:
                       1995           $106,221
                       1996           $ 99,158
                       1997           $114,509

     At the end of 1997, cash and cash equivalents totaled $6,629, a decrease of $3,653 from the end of 1996. Working capital of $114,509 was up $15,351 from year-end 1996. The increase primarily reflected a higher accounts receivable balance. At year-end 1997, the current ratio was 1.7 compared to 1.6 at year-end 1996.

     Included in other accrued expenses at the end of 1997 was an environmental reserve that was reclassified during the second quarter of 1997 from other liabilities in the long-term section of the Consolidated Balance Sheets. The reclassification reflected a tentative settlement agreement negotiated for a Superfund site where we were designated a potentially responsible party.

     Debt at the end of 1997 was $250,947, a slight decrease of $2,626 from year-end 1996. Included in year-end debt was $10,619 of ESOP debt, which is guaranteed by Lukens.

     The ratio of long-term debt to total capital was 50.3 percent at the end of 1997 and 51.7 percent at year-end 1996. The 1996 ratio included 2.6 percent from the reclassification

Dollars in thousands except per share amounts of preferred stock and deferred ESOP compensation as redeemable stock, discussed below. Based on conditions at the end of 1997, additional borrowings of approximately $65,400 were available under the committed line of credit covenant.

     During the second quarter of 1997, Standard & Poor's lowered their rating on Lukens notes from BBB+ to BBB. During the third quarter of 1997, Moody's lowered their rating from Baa2 to Baa3.

     In 1997, the Board of Directors approved the issuance of performance vested restricted stock to certain officers and other executives as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets. The deferred compensation balance was subsequently adjusted for changes in the market price of Lukens common stock and for compensation expense recognized. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies.

     Lukens Series B Convertible Preferred Stock is redeemable in common stock, cash or a combination at the option of Lukens when the price of Lukens common stock is $20 per share or greater. If the price is below $20 per share, participants in a company-sponsored 401(k) employee savings plan have the option to redeem preferred stock in the combination above. At year-end 1996, preferred stock and the related ESOP deferred compensation were classified as redeemable stock because the price of Lukens common stock was below $20 per share on December 28, 1996, the fiscal year-end. The reclassification from stockholders' investment reflected the ability of 401(k) participants to elect a cash payout option at redemption. The classification was not made in 1997 or years prior to 1996 because the company had the ability and intention to redeem preferred stock with Lukens common stock.

     Lukens enters into forward exchange contracts (derivatives) with the objective to manage or hedge exposure to market price changes of certain commodities used in manufacturing. The company does not speculate or trade in these agreements for profit. These contracts generally provide for the exchange of a market price for a fixed price based on a notional quantity. Contracts are executed under the guidelines of a corporate policy. The policy specifies members of management with the authority to execute agreements and establishes limits on the amount of contracts outstanding. As of year-end 1997, Lukens was party to several agreements maturing in 1998, which are discussed in Note 8.

Liquidity -- Short Term.
Graphs of cash flow from operations and capital expenditures appear in this section.
Cash flow from operations:
                       1995           $85,491
                       1996           $43,667
                       1997           $29,396

Capital expenditures:
                       1995           $104,120
                       1996           $ 57,092
                       1997           $ 19,369

     Cash flow from operating activity was relatively low at $29,396 in 1997 compared to $43,667 in 1996. The decrease was primarily due to higher working capital requirements.

     Financing activity required $15,066 with net borrowings of $2,018 partially offset by dividend payments of $17,084. Investing activity required $17,983, primarily for capital expenditures of $19,369.

     Improving cash flows from operating activity in 1998 is dependent on reduced working capital requirements coupled with the earnings factors identified in the Business Outlook section. Capital expenditures for 1998 are expected to be relatively low at approximately $36,000. The anticipated cash flow from operating activity and low capital expenditure requirements should result in an improved capital structure compared to year-end 1997.

Dollars in thousands except per share amounts

     Consolidated backlog at year-end 1997 was $167,000, up 31 percent from the beginning of the year. The increase was primarily attributable to the Carbon & Alloy Group.

Liquidity -- Long Term. In the long term, Lukens relies on the ability to generate sufficient cash flows from operating activity to fund investing and financing requirements. Our target long-term debt-to-capital ratio is 35 percent. A key to reach our target will be the ability to increase utilization of facilities added during our recent capital improvement program. Lukens has generated cash from operations totaling $158,554 over the past three years.

Environmental Compliance. Capital expenditures for environmental compliance are projected to be approximately $4,279 in 1998 and $3,838 in 1999. The trend for tighter environmental standards is expected to result in higher waste disposal and monitoring costs and additional capital expenditures in the long term.

     Lukens has been designated a potentially responsible party under Superfund law at certain waste disposal sites and continually monitors a range of other environmental issues. As discussed in Note 3, a $9,400 environmental remediation provision was recorded in 1996. During the second quarter of 1997, a tentative settlement was reached in a Superfund remediation case. The timing of the estimated payments will not be determined until final resolution of the related administrative and judicial proceedings. The company's exposure to remediation costs at these sites depends on several factors discussed in Note 10.

     Based on information currently available, management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Debt Financing. Lukens' notes outstanding of $150,000 are due in 2004. The Medium-Term Notes, Series A, outstanding of $75,000 are due in 2006. Supporting both short- and long-term liquidity needs are agreements for a committed line of credit.

Other Commitments. A contract for the supply of oxygen and related products to a Carbon & Alloy Group manufacturing facility runs until 2007 and includes take-or-pay provisions totaling $24,087 over the remaining term.

     A software modification program is in process to address programming requirements related to the year 2000.

Inflation. On average, inflation rates for the domestic economy have been relatively low over the past few years. Although long-term inflation rates are difficult to predict, Lukens believes it has the flexibility in operations and capital structure to maintain a competitive position.

Dividends.
A graph of net earnings per common share and dividends per common share appears in this section.
Net earnings (loss) per common share:
                       1995          $ 2.18
                       1996          $(2.06)
                       1997          $( .45)

Dividends per common share:
                       1995           $1.00
                       1996           $1.00
                       1997           $1.00

     Lukens paid $1.00 per share in common stock dividends in 1997. A quarterly common dividend of $.25 per share was paid on February 20, 1998. It is the company's objective to pay common dividends approximating 35 percent of net earnings over the long term. The merger agreement with Bethlehem Steel Corporation discussed in Note 1, limits the quarterly dividend to $.25 per share. As of February 6, 1998, there were approximately 4,600 common stockholders of record.

     The Series B Convertible Preferred Stock held by the ESOP carries a cumulative annual dividend of $4.80 per share.

     Lukens common stock is listed and traded on the New York Stock Exchange, symbol LUC. Dividends and stock market price ranges for the last two years are included in the table on page 21.

Dollars in thousands except per share amounts

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings
for the 52 weeks ended December 27, 1997, December 28, 1996, and December 30,
1995

                                                               1997            1996            1995
Net Sales                                                  $  994,380         970,320       1,049,158
Operating Costs and Expenses (Notes 1, 4, 6, 8 and 10)
  Cost of products sold                                       925,984         915,113         922,667
  Selling and administrative expenses                          54,992          55,145          58,511
  Unusual items (Note 3)
    Work force reduction provision                                 --          10,782              --
    Environmental remediation provision                            --           9,400              --
    Fixed asset write-downs                                        --           5,933              --
                                                           ----------         -------       ---------
  Total operating costs and expenses                          980,976         996,373         981,178
Operating Earnings (Loss)                                      13,404         (26,053)         67,980
  Interest expense (Note 8)                                    19,073          16,735          13,471
                                                           ----------         -------       ---------
Earnings (Loss) Before Income Taxes                            (5,669)        (42,788)         54,509
  Income tax expense (benefit) (Note 5)                        (1,049)        (14,377)         20,495
                                                           ----------         -------       ---------
Net Earnings (Loss)                                        $   (4,620)        (28,411)         34,014
                                                           ----------         -------       ---------
  Dividend requirements for preferred stock (Note 9)           (2,015)         (1,994)         (1,962)
Net Earnings (Loss) Applicable to Common Stock             $   (6,635)        (30,405)         32,052
                                                           ----------         -------       ---------

Earnings (Loss) Per Common Share (Note 1)
  Basic                                                    $     (.45)          (2.06)           2.18
  Diluted                                                  $     (.45)          (2.06)           2.05
Common Shares and Equivalents Outstanding (Note 1)
  Basic                                                        14,806          14,784          14,696
  Diluted                                                      16,244          16,278          16,334
Cash Dividends on Common Stock-- Per Share                 $     1.00            1.00            1.00
                                                           ----------         -------       ---------

The notes are an integral part of these statements.


Dollars and shares in thousands except per share amounts

Consolidated Balance Sheets
as of December 27, 1997, and December 28, 1996

Assets                                                                     1997           1996
Current Assets
  Cash and cash equivalents (Note 1)                                   $   6,629         10,282
  Receivables, less allowance of $6,716 in 1997 and $7,750 in 1996       118,026         92,356
  Inventories (Notes 1 and 7)                                            145,587        148,925
  Deferred income taxes (Note 5)                                          13,725         13,129
  Prepaid expenses and other                                               1,733          1,964
                                                                       ---------        -------
  Total current assets                                                   285,700        266,656
Plant and Equipment (Notes 1, 3 and 10)
  Land                                                                    12,237         11,880
  Buildings                                                               88,918         87,875
  Machinery and equipment                                                850,419        842,334
  Construction in progress                                                 9,249         11,664
                                                                       ---------        -------
                                                                         960,823        953,753
  Less accumulated depreciation                                          463,264        420,427
                                                                       ---------        -------
  Net plant and equipment                                                497,559        533,326
Intangible Assets, net of accumulated amortization
  of $11,352 in 1997 and $9,114 in 1996 (Notes 1 and 4)                   58,139         57,158
Deferred Income Taxes (Note 5)                                            34,599         29,937
Other Assets                                                               1,433          1,674
                                                                       ---------        -------
Total Assets                                                           $ 877,430        888,751
                                                                       ---------        -------

Liabilities & Stockholders' Investment
Current Liabilities
  Accounts payable                                                     $  87,618         92,252
  Accrued employment costs (Notes 3, 4 and 6)                             43,787         46,603
  Other accrued expenses (Note 10)                                        33,510         23,765
  Current maturities of long-term debt (Note 8)                            6,276          4,878
                                                                       ---------        -------
  Total current liabilities                                              171,191        167,498
Long-Term Debt (Note 8)                                                  244,671        248,695
Retirement Benefits (Notes 3 and 4)
  Pensions                                                                53,690         43,995
  Medical and life insurance                                             151,307        148,479
Other Liabilities (Notes 3 and 10)                                        14,821         22,015
                                                                       ---------        -------
  Total liabilities                                                      635,680        630,682
Commitments and Contingencies (Note 10)
Redeemable Stock (Note 9)
  Series preferred stock                                                      --         28,801
  Deferred compensation-- ESOP                                                --        (15,374)
                                                                       ---------        -------
  Total redeemable stock                                                      --         13,427
Stockholders' Investment
  Series preferred stock (Note 9)                                         28,218             --
  Common stock (Note 9)                                                      158            158
  Capital in excess of par value                                          88,444         86,002
  Earnings invested                                                      150,140        171,730
  Foreign currency translation adjustments                                (1,739)        (1,332)
  Deferred compensation-- ESOP (Notes 6 and 9)                           (10,619)            --
  Deferred compensation-- restricted stock (Note 6)                       (2,574)            --
  Repurchased stock, at cost                                             (10,278)       (11,916)
                                                                       ---------        -------
  Total stockholders' investment                                         241,750        244,642
                                                                       ---------        -------
Total Liabilities & Stockholders' Investment                           $ 877,430        888,751
                                                                       ---------        -------

The notes are an integral part of these statements.



Dollars in thousands

Consolidated Statements of Stockholders' Investment
for the 52 weeks ended December 27, 1997, December 28, 1996, and December 30,
1995

                                                          1997                          1996                       1995
                                                   Shares      Dollars          Shares         Dollars      Shares      Dollars
Series Preferred Stock (Note 9)
(1,000,000 shares authorized)
 Series B
   Balance at beginning of year                         --      $   --         494,413       $  29,665     510,592      $ 30,635
   Reversal of redeemable stock
    classification (Note 9)                        480,018      28,801              --              --          --            --
   Conversion                                       (9,718)       (583)        (14,395)           (864)    (16,179)         (970)
   Redeemable stock classification
   (Note 9)                                             --          --        (480,018)        (28,801)         --            --
--------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                          470,300      28,218              --              --     494,413        29,665
Common Stock (Note 9)
(40,000,000 shares authorized)                  15,813,259         158      15,813,259             158  15,813,259           158

Capital in Excess of Par Value
   Balance at beginning of year                                 86,002                          85,204                    84,088
   Stock option activity (Note 6)                                  124                             565                       716
   Conversion of Series B
    preferred stock                                                 37                             233                       400
   Restricted stock activity (Note 6)                            2,281                              --                        --
--------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                       88,444                          86,002                    85,204

Earnings Invested
   Balance at beginning of year                                171,730                         216,934                   199,586
   Net earnings (loss)                                          (4,620)                        (28,411)                   34,014
   Dividends declared
     Preferred ($4.80 per share)                                (2,266)                         (2,339)                   (2,405)
     Common ($1.00 per share)                                  (14,805)                        (14,781)                  (14,696)
     Restricted stock ($1.00 per share)                           (134)                             --                        --
     Tax benefit on ESOP preferred
      stock dividends                                              235                             327                       435
--------------------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                    150,140                         171,730                   216,934

Foreign Currency Translation
 Adjustments
   Balance at beginning of year                                 (1,332)                         (1,141)                   (1,303)
   Effect of rate changes                                         (407)                           (191)                      162
--------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                       (1,739)                         (1,332)                   (1,141)

Deferred Compensation -- ESOP (Note 6)
   Balance at beginning of year                                     --                         (19,404)                  (22,767)
   Reversal of redeemable stock
    classification (Note 9)                                    (15,374)                             --                        --
   Allocations to employees                                      4,755                           4,030                     3,363
   Redeemable stock classification (Note 9)                         --                          15,374                        --
--------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                      (10,619)                             --                   (19,404)

Deferred Compensation --
 Restricted Stock (Note 6)
   Balance at beginning of year                                     --                              --                        --
   Restricted stock activity                                    (3,861)                             --                        --
   Amortization of deferred compensation                         1,287                              --                        --
--------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                       (2,574)                             --                        --

Repurchased Stock, at cost
   Balance at beginning of year                  1,010,988     (11,916)      1,077,305         (12,697)  1,161,460       (13,340)
   Stock option activity (Note 6)                       --          --         (36,750)            433     (35,675)           74
   Conversion of Series B
    preferred stock                                 (4,956)         59         (29,567)            348     (48,480)          569
   Issuance of restricted stock (Note 6)          (134,000)      1,579              --              --          --            --
--------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                          872,032     (10,278)      1,010,988         (11,916)  1,077,305       (12,697)

Stockholders' Investment                                     $ 241,750                       $ 244,642                 $ 298,719
--------------------------------------------------------------------------------------------------------------------------------

The notes are an integral part of these statements.


Dollars in thousands except per share amounts

Consolidated Statements of Cash Flows
for the 52 weeks ended December 27, 1997, December 28, 1996, and December 30,
1995

                                                          1997          1996          1995
Operating Activity
Net earnings (loss)                                    $ (4,620)      (28,411)       34,014
Adjustments to Reconcile Net Earnings (Loss)
to Cash Flow from Operating Activity
   Depreciation and amortization                         51,831        48,949        41,304
   Income taxes deferred                                 (2,393)      (18,323)        9,270
   Provision for uncollectible accounts                   5,130        11,348        10,044
   Retirement benefit funding less than expense           9,208        12,078         4,859
   Environmental remediation provision                       --         9,400            --
   Fixed asset write-downs                                   --         5,933            --
   Changes in working capital affecting operations
      Accounts receivable                               (27,178)       26,897       (25,102)
      Inventories                                         3,338        14,200       (29,746)
      Prepaid expenses and other                            231          (297)          144
      Accounts payable                                   (4,622)      (29,654)       36,585
      Accrued expenses                                   (3,527)      (11,901)        1,894
   Other, net                                             1,998         3,448         2,225
                                                       --------        ------        ------
Cash flow from operating activity                        29,396        43,667        85,491

Financing Activity
Long-term debt
   Proceeds from issuance of notes                           --        74,538            --
   Other borrowed                                        27,800            --        70,350
   Other repaid                                         (25,782)      (45,230)      (47,346)
Dividends paid                                          (17,084)      (17,137)      (17,121)
Proceeds from stock options exercised                        --           802           408
Other, net                                                   --          (537)          (12)
                                                       --------        ------        ------
Net from (for) financing activity                       (15,066)       12,436         6,279

Investing Activity
   Capital expenditures                                 (19,369)      (57,092)     (104,120)
   Proceeds from sale of assets/subsidiaries                987           466        17,106
   Other, net                                               399          (251)       (3,506)
                                                       --------        ------        ------
   Net for investing activity                           (17,983)      (56,877)      (90,520)

Cash and Cash Equivalents
   Increase (decrease)                                   (3,653)         (774)        1,250
   Start of year                                         10,282        11,056         9,806
                                                       --------        ------        ------
   End of year                                         $  6,629        10,282        11,056
                                                       --------        ------        ------

The notes are an integral part of these statements.


Dollars in thousands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Merger Agreement and Change in Control. On December 15, 1997, Lukens entered into a merger agreement with Bethlehem Steel Corporation. The agreement was subsequently amended as of January 4, 1998. Under the merger agreement, Bethlehem Steel Corporation would acquire Lukens outstanding common and preferred stock (converted to common) for $30 per share. Consideration is a combination of cash and Bethlehem stock. At year-end 1997, the number of common shares outstanding, combined with the conversion of outstanding preferred stock, would total 16,352,127 shares and result in proceeds of $490,564 in cash and Bethlehem stock. The merger is contingent on shareholder approval. A special meeting of stockholders is expected to be held during the second quarter of 1998.

The Consolidated Financial Statements and the Notes to Consolidated Financial Statements were prepared assuming a going-concern basis and did not recognize the impact of the merger. For a discussion of the contingent liabilities associated with the merger, see Note 10.

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

Derivative Financial Instruments. Derivative financial instruments, such as forward exchange contracts, are used to manage or hedge exposure to changes in market conditions for certain raw material purchases. Gains or losses on these contracts are deferred and recognized as a component of the raw material cost based on the maturities of the contracts. Any gains or losses from the early termination of these derivative financial instruments are deferred and recognized over the original term of the contract. Additional disclosures are included in Note 8.

Environmental Remediation. Environmental liabilities recognized represent our best estimate of remediation expenditures that are probable and that can be reasonably estimated. Environmental costs are expensed unless they increase the value of the related asset and/or prevent or mitigate future contamination. In November 1996, the American Institute of Certified Public Accountants issued guidance on accounting for environmental liabilities. The adoption of this guidance in 1997 did not have a material effect on the company's consolidated financial condition or results of operations. Additional disclosures are included in Notes 3 and 10.

Start-Up Costs. Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Software Modification Costs for Year 2000 Compliance. Costs incurred to modify software packages to operate in the year 2000 and beyond are expensed as incurred.


Dollars in thousands except per share amounts

Stock-Based Compensation. In 1996, Lukens adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement provided for an implementation option, reflecting the controversy surrounding the measurement of compensation expense for stock options and other stock-based compensation. One option was to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative did not change the current intrinsic-value approach of expense recognition, but required pro forma disclosure in the notes to consolidated financial statements using the fair-value method. We elected to continue the intrinsic-value method of expense recognition and to provide the pro forma disclosures required under SFAS No.
123. Additional disclosures are included in Note 6.

Earnings Per Share. In 1997, Lukens adopted SFAS No. 128, "Earnings per Share." This statement specified the computation, presentation and disclosure requirements for earnings per share (EPS). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in 1997, primary and fully diluted EPS were replaced by basic and diluted EPS. Prior period results were restated for comparative purposes. A significant difference compared to the prior method is that basic EPS does not assume potentially dilutive securities in the computation.

Basic earnings per common share are calculated by dividing net earnings applicable to common stock by the average number of common shares outstanding. On a diluted basis, both net earnings and shares outstanding are adjusted to reflect the conversion of convertible preferred stock. Shares outstanding in the diluted calculation also assume common stock equivalents, such as stock options. Diluted common shares and equivalents outstanding disclosed in the Consolidated Statements of Earnings reflect the maximum dilution possible. Adjustments that would be antidilutive or reduce a loss per share are not recognized.

Also in 1997, Lukens adopted SFAS No. 129, "Disclosure of Information about Capital Structure." This statement was issued in conjunction with the earnings per share statement discussed above and was intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since we were in compliance with the existing capital structure disclosure requirements, we did not materially change our disclosures under the new standard.

Future Accounting Changes -- Comprehensive Income. In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was released. Comprehensive income is a concept that includes the total of net earnings (loss) reported in the Consolidated Statements of Earnings, plus revenues, expenses, gains and losses that are recognized directly in the stockholders' investment section of the Consolidated Balance Sheets. The purpose of the statement was to more prominently highlight comprehensive income items and to report a total amount for a reporting period. Effective in 1998, Lukens will be required to disclose comprehensive income and its components within our financial statements. Prior period financial statements will be restated for comparative purposes.

Future Accounting Changes -- Business Segments. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June of 1997. Beginning in 1998, disclosures will be based on the way management organizes business segments to make decisions about resource allocation and to measure performance. Disclosures will include interim reporting requirements. Previously reported information will be restated for comparative purposes. We do not expect to materially change our segment disclosures under the new standard.

2. Business Groups

Listed below is a description of our business groups, which operate primarily in the United States. Sales to foreign countries are not significant.

Carbon & Alloy Group -- specializes in the production of carbon, alloy and clad plate steels. The group operates in a wide range of markets in the capital goods sector of the economy. Steel service centers, the largest market for the group, accounted for approximately 48 percent of annual sales in 1997 and averaged approximately 38 percent of sales in 1996 and 1995. The primary facilities are located in Coatesville and Conshohocken, Pennsylvania. The labor contract for the Coatesville plant expires in 2000.

Stainless Group -- specializes in the production of stainless steel sheet, strip, plate, hot band and slabs. Manufacturing facilities located in Houston and Washington, Pennsylvania, and Massillon, Ohio, primarily serve the capital goods and consumer durables sectors of the economy. Labor contracts for these facilities expire in 1999 and 2000. The group also operates stainless steel service centers in the United States and Canada. The primary market for the group is service centers, which averaged approximately 37 percent of annual sales in the last three years.

Dollars in thousands except per share amounts

Summary business group information is included in the following chart.
                                       1997           1996         1995
Net sales
        Carbon & Alloy              $ 516,499       481,237       439,330
        Stainless                     477,881       489,083       609,828
                                    ---------       -------     ---------
                                    $ 994,380       970,320     1,049,158
Operating earnings (loss)
        Carbon & Alloy(a)           $  50,410        (2,554)       11,946
        Stainless(b)                  (20,488)       (7,058)       75,148
        Corporate(c)                  (16,518)      (16,441)      (19,114)
                                    ---------       -------     ---------
                                    $  13,404       (26,053)       67,980
Assets
        Carbon & Alloy              $ 426,405       421,034       420,665
        Stainless                     418,830       440,711       468,515
        Corporate(d)                   32,195        27,006        30,483
                                    ---------       -------     ---------
                                    $ 877,430       888,751       919,663
Depreciation and
 amortization
        Carbon & Alloy              $  24,061        23,453        18,696
        Stainless                      27,007        24,505        21,994
        Corporate                         763           991           376
        Discontinued Operations            --            --           238
                                    ---------       -------     ---------
                                    $  51,831        48,949        41,304
Capital expenditures
        Carbon & Alloy              $   6,213        13,747        36,940
        Stainless                       6,049        40,298        63,803
        Corporate                       7,107         3,047         3,236
        Discontinued Operations            --            --           141
                                    ---------       -------     ---------
                                    $  19,369        57,092       104,120
                                    ---------       -------     ---------

a. Carbon & Alloy Group Operating Results: 1996 -- Results included a $3,756 charge for signing bonuses associated with the bargaining unit contract. Unusual items discussed in Note 3 included a $6,178 work force reduction charge and a provision for environmental remediation of $9,400.

b. Stainless Group Operating Results: 1996 -- As discussed in Note 3, results included provisions of $3,695 for a work force reduction and $5,933 for fixed asset write-downs.

c. Corporate Expenses: 1997 -- Merger related expenses (Note 1) totaled $2,215. 1996 -- Expenses included a $909 work force reduction charge
(Note 3) and environmental expenses, offset by reduced professional fees and incentive compensation expense. 1995 -- Results included higher incentive compensation expense and environmental expenses. Corporate environmental expenses are associated with properties retained from divested subsidiaries.

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

The charge included severance related benefits of $6,784. Termination benefits paid and charged against the liability were essentially completed during 1997. Pension related benefits included $3,998 from the combination of pension plan benefits that are triggered at termination and from the recognition of a curtailment loss. Pension benefits were measured at a 7.75 percent discount rate.

Environmental Remediation. During the fourth quarter of 1996, $9,400 of expenses for environmental remediation were recognized. The provision represented our best estimate of costs for a Superfund site and other waste disposal sites. On an after-tax basis, the charge reduced results by $5,978, or $.40 per share. As discussed in Note 10, during the second quarter of 1997, a tentative settlement was reached at a Superfund site where Lukens was designated a potentially responsible party.

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

Pension benefits triggered by a change in control (Note 1) are discussed in Note 10.

Dollars in thousands except per share amounts

The components of pension expense are listed below.

                                                1997        1996        1995
Service cost for
        benefits earned(a)                    $ 8,642       8,246       6,829
Interest cost on projected
        benefit obligation                     31,674      30,298      29,279
Actual return on assets                       (64,200)    (44,870)    (67,841)
Amortization and deferrals
                Deferred return on assets      31,092      13,894      41,770
                Prior service cost(a)           4,195       4,263       2,900
                Other, net                         35         100          25
                                              -------      ------      ------
Net pension expense(a)                        $11,438      11,931      12,962
                                              =======      ======      ======

a. The increase in service cost and amortization of prior service cost, beginning in 1996, reflected plan improvements to the bargaining unit plan in the Carbon & Alloy Group and improvements to the Lukens Inc. salary plan.

The following table reconciles the net funded status of our plans to amounts recognized in the Consolidated Balance Sheets.

                                             1997           1996
Actuarial present value of
     Vested benefit obligation(a)        $(403,807)      (365,780)
     Nonvested benefit obligation(a)       (43,968)       (33,013)
                                         ---------       --------
     Accumulated benefit obligation(a)    (447,775)      (398,793)
     Effect of projected future
       compensation(a)                     (33,703)       (24,765)
                                         ---------       --------
     Projected benefit obligation(a)      (481,478)      (423,558)
Plan assets at fair value(b)               403,802        365,083
                                         ---------       --------
Plan assets less than projected
       benefit obligation                  (77,676)       (58,475)
                                         ---------       --------
Unrecognized net loss (gain)                 1,652        (15,735)
Unrecognized prior service cost(a)          37,108         41,642
Unrecognized net obligation
       at transition                           144            178
Adjustment to recognize
       minimum liability(c)                (20,421)       (14,503)
                                         ---------       --------
Net pension liability                    $ (59,193)       (46,893)
                                         ---------       --------

a. The increase in the 1997 benefit obligations primarily reflected a lower discount rate and another actuarial assumption change.

b. Plan assets primarily consist of stocks, bonds and short-term investments. Contributions to defined benefit plans were $4,029 in 1997 and $7,563 in 1996.

c. The minimum liability was recognized in intangible assets in the Consolidated Balance Sheets.

The net pension liability was recognized in the following accounts in the Consolidated Balance Sheets.

                                       1997          1996
Accrued employment costs            $ (7,908)       (7,753)
Retirement benefits -- pensions      (53,690)      (43,995)
Intangible assets                      2,405         4,855
                                    --------       -------
Net pension liability               $(59,193)      (46,893)
                                    --------       -------

Significant assumptions used in the calculation of expense and obligations are listed below.

                                    1997    1996    1995
Discount rate                %       6.8     7.5     7.0
Rate of compensation
        increase             %       3-7     3-7     3-7
Long-term rate of return
        on plan assets       %       9.5     9.5     9.5

Retiree Medical and Life Insurance Benefits. Lukens provides retiree medical and life insurance benefits for most employees if they continue to work for the company until they reach retirement age.

As required under the 1996 contract for bargaining unit employees at Coatesville, Pennsylvania, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established to provide funding for retiree medical and life insurance programs. The trust agreement requires an annual contribution of $2,500 during the four-year term of the contract. At the end of 1997, two contributions are remaining.

Benefit payments from the trust are restricted until required funding levels are achieved. Based on current conditions, benefit payments from the trust are not anticipated in the short term. In addition to the VEBA requirement, benefits are funded as claims are submitted.

The components of retiree medical and life insurance expense are listed below.

                                     1997          1996        1995
Service cost for
        benefits earned             $2,405        2,794        2,074
Interest cost on accu-
        mulated postretirement
        benefit obligation          10,192       10,939       10,433
Actual return on assets               (214)         (67)          --
Net amortization
        and deferrals                 (339)         (49)        (500)
                                   -------       ------       ------
Net postretirement
        benefit expense            $12,044       13,617       12,007
                                   -------       ------       ------


Dollars in thousands except per share amounts

The following table reconciles the net funded status of our obligations to the liability recognized in the Consolidated Balance Sheets.

                                            1997           1996
Accumulated postretirement
  benefit obligation
Retirees(a)                             $ (92,629)       (83,179)
Fully eligible active participants(a)     (24,035)       (21,398)
Other active participants(a)              (41,392)       (37,888)
                                        ---------       --------
Total accumulated postretirement
  benefit obligation(a)(b)               (158,056)      (142,465)
Plan assets at fair value(c)                5,281          2,567
                                        ---------       --------
Plan assets less than accumulated
  postretirement benefit obligation      (152,775)      (139,898)
Unrecognized gain                          (1,032)       (11,081)
                                        ---------       --------
Net postretirement
  benefit liability(d)                  $(153,807)      (150,979)
                                        ---------       --------

a. The increase in 1997 benefit obligations primarily reflected a lower discount rate.

b. Obligations include life insurance benefits of $16,495 in 1997 and $15,109 in 1996.

c. Plan assets consist of short-term investments.

d. At year-end 1997 and 1996, $2,500 was included in current liabilities -- accrued employment costs for the VEBA contribution.

Significant assumptions used in the calculation of expense and obligations are listed below.

                                      1997         1996       1995
Discount rate                  %       6.8          7.5       7.0
Health-care cost increase(a)   %     6.5-7.6      6.7-8.1   6.9-8.6
Long-term rate of return
   on plan assets              %       5.0          5.0        --

a. Health-care cost increase assumptions are reduced to a rate of 5% beginning in 2003.

A one-percentage point increase in the medical cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $19,265 and would increase net postretirement benefit expense by approximately $2,087.

5. Income Taxes

The effective tax rate that determined the income tax expense (benefit) recognized is listed below. Essentially all earnings and losses are from United States sources.

                                          1997      1996      1995
Federal statutory rate                 % (35.0)    (35.0)     35.0
State income taxes net of
  federal tax benefit                      8.3        .1       2.4
State income tax changes                    --        --        .2
Non-deductible expenses                   16.0       1.9       1.5
ESOP dividends                            (9.6)     (1.2)      (.8)
Other                                      1.8        .6       (.7)
                                       -------     -----      ----
Effective income tax rate              % (18.5)    (33.6)     37.6
                                       -------     -----      ----

The components of the deferred income tax assets (liabilities) are listed below.

                                              1997           1996
Deferred tax assets
  Retirement benefits                     $  81,926         75,330
  Tax credit carryforwards                   28,613         17,500
  Other deductible temporary
    differences                              23,965         24,210
  Valuation allowance                        (2,770)        (2,705)
                                            -------        -------
                                            131,734        114,335
Deferred tax liabilities
  Plant and equipment                       (73,758)       (61,612)
  Other taxable temporary differences        (9,652)        (9,657)
                                            -------        -------
                                            (83,410)       (71,269)
                                            -------        -------
Net deferred tax assets                   $  48,324         43,066
                                            -------        -------

The current and deferred components of the income tax expense (benefit) are listed below.
                                1997          1996          1995
Current
  U.S. Federal                 $4,542         3,272        11,439
  State and other                 551           865         1,609
                             --------       -------        ------
                                5,093         4,137        13,048
Deferred to future years
  U.S. Federal                 (7,299)      (18,720)        4,870
  State and other               1,092            76         2,494
                             --------       -------        ------
                               (6,207)      (18,644)        7,364
Change in tax rate                 --            --            83
Change in valuation
    allowance                      65           130            --
                             --------       -------        ------
Income tax expense
   (benefit)                 $ (1,049)      (14,377)       20,495
                             --------       -------        ------

On a cash basis, the following amounts of income taxes were paid.

                 1997            1996             1995

               $5,315          $4,938          $13,018

At year-end 1997, $28,613 of alternative minimum tax credit carryforwards were available.

During 1997, settlements were reached in the Internal Revenue Service audits of 1993, 1994 and 1995. Management believes that the outcome of the outstanding audits will not have a material adverse effect on the financial condition, liquidity or results of operations of the company.


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

6. Compensation Plans

Stock Options. The 1985 Stock Option and Appreciation Plan provides for the issuance of non-qualified stock options and incentive stock options (ISOs) to officers and other executives. At the Annual Meeting of Stockholders on April 24, 1996, stockholders approved an amendment to the plan that increased the number of shares of common stock available for issuance by 900,000 to a total of 2,737,500. These options to purchase Lukens common stock were available for grant until February 26, 1998, at an exercise price not less than the fair market value on the grant date. Options were also issued as part of an executive incentive compensation program. These options vest after three years and expire in seven years. All other options vest after one year and expire in 10 years.

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

                                1997          1996           1995
Net earnings (loss)     $     (5,717)       (29,703)        33,028
Earnings (loss) per
  share-- basic         $       (.52)         (2.14)          2.11
Earnings (loss) per
  share-- diluted       $       (.52)         (2.14)          1.99

The pro forma effect on results may not be representative of the impact in future years because the fair-value method was not applied to options granted before 1995.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $4.33 per option in 1997, $7.26 per option in 1996 and $8.76 per option in 1995.

                                        1997     1996      1995
Expected life in years                   8.0      7.0      7.0
Risk-free interest rate       %          6.6      5.6      7.7
Volatility                    %         30.6     27.4     28.5
Dividend yield                %          5.4      3.6      3.6


Dollars in thousands except per share amounts

A summary of stock option activity is presented below.

                                                             Weighted
                                                              Average
                                          Shares       Exercise Price
1995
Outstanding, beginning of year          767,818         $       27.99
Granted                                 246,347         $       28.19
Exercised                               (50,525)        $       18.23
Forfeited/canceled                      (28,445)        $       35.02
                                      ---------         -------------
Outstanding, end of year                935,195         $       28.35
                                      ---------         -------------
Exercisable, end of year                487,643         $       30.58
                                      ---------         -------------
Available for grant, end of year        436,873
                                      ---------

1996
Outstanding, beginning of year          935,195         $       28.35
Granted                                 308,942         $       27.81
Exercised                               (36,750)        $       21.82
Forfeited/canceled                      (33,800)        $       32.26
                                      ---------         -------------
Outstanding, end of year              1,173,587         $       28.30
                                      ---------         -------------
Exercisable, end of year                618,893         $       29.93
                                      ---------         -------------
Available for grant, end of year      1,061,731
                                      ---------

1997
Outstanding, beginning of year        1,173,587         $       28.30
Granted                                 326,110         $       18.45
Exercised                                    --         $          --
Forfeited/canceled                     (121,450)        $       29.61
                                      ---------         -------------
Outstanding, end of year              1,378,247         $       25.86
                                      ---------         -------------
Exercisable, end of year                746,043         $       28.88
                                      ---------         -------------
Available for grant, end of year        857,071
                                      ---------

For options outstanding at the end of 1997, exercise prices ranged from $16.625 to $47.25 and the weighted average remaining life was approximately 6.5 years.

Restricted Stock. In 1997, the Board of Directors approved the issuance of performance vested restricted stock to officers as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. A corresponding charge to deferred compensation was recorded in the stockholders' investment section of the Consolidated Balance Sheets. The deferred compensation balance was subsequently adjusted for changes in the market price of Lukens common stock and for compensation expense recognized. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies. Compensation expense recognized for these awards totaled $1,287 in 1997.

Incentive Compensation. Most Lukens employees participate in incentive compensation plans. These plans are based on the consolidated results of Lukens Inc., and on the results and performance measures of various subsidiaries. Compensation expense under these plans is listed below.

          1997             1996             1995
        $12,754           $9,944          $24,875

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

                       1998                1999
                      $5,828              $4,791

The loan is guaranteed by Lukens, and the outstanding balance is recognized as debt in the Consolidated Balance Sheets. An offsetting amount, representing deferred compensation measured by the stated value of convertible preferred stock, was recognized in the stockholders' investment section in 1997. In 1996, this account was classified as redeemable stock, discussed in Note 9. Debt service requirements of the ESOP are met by the combination of Lukens' cash contributions to the ESOP and dividends on the preferred stock.

Regarding expense recognition, cash contributions to the ESOP are recorded as compensation expense, and preferred stock dividends reduce retained earnings. This recognition results in interest expense incurred on the ESOP debt not being recognized as interest expense on Lukens' financial statements. Cash contributions are listed below.

                  1997           1996            1995
                $3,563          $3,187         $2,784

Change in Control. Compensation liabilities triggered by a change in control (Note 1) are discussed in Note 10.


Dollars in thousands except per share amounts

7. Inventories

The components of inventory are listed below.

                                       1997         1996
Products finished and in process     $117,455      116,477
Raw materials                          23,326       27,762
Supplies                                4,806        4,686
                                     --------      -------
Inventories(a)                       $145,587      148,925
                                     --------      -------

a. The percent of inventories accounted for under the LIFO inventory valuation method was approximately 80% in 1997 and 1996.

The estimated cost to replace inventories at year-end was $185,000 in 1997 and $192,000 in 1996.

8. Financial Instruments

Long-Term Debt.  Listed below is a summary of long-term debt outstanding.
                                   Years Due         1997            1996
Notes payable, face amount              2004      $ 150,000        150,000
Unamortized discount                                   (422)          (486)
  Coupon interest at 7.625%
  Effective interest at 7.691%

Medium-term notes,
    face amount                         2006         75,000         75,000
Unamortized discount                                   (373)          (419)
  Coupon interest at 6.5%
  Effective interest at 6.585%

Short-term notes(a)                     2002          9,300         10,700
Industrial revenue bonds           1998-2009          6,823          3,404
ESOP debt guarantee(b)             1998-1999         10,619         15,374
Total debt(c)                                       250,947        253,573
--------------------------------------------------------------------------
Less current portion                                  6,276          4,878
--------------------------------------------------------------------------
Long-term debt                                    $ 244,671        248,695
--------------------------------------------------------------------------

a. The weighted-average interest rate was 5.8% at year-end 1997 and 5.7% at year-end 1996. Short-term notes are classified as long term because they are supported by the revolving credit agreement discussed below.

b. The ESOP debt, guaranteed by Lukens, carries an 8.26% interest rate on $6,691 as of December 27, 1997. The remaining ESOP debt carries a variable rate of 80.5% of the Prime Rate. For a discussion on ESOP accounting, see Note 6.

During 1996, the quarterly payments of the ESOP debt were restructured to align anticipated benefits with the release of preferred stock (Note 9). The terms of the variable-interest rate portion of the ESOP debt were not changed.

c. Annual maturities of long-term debt, excluding the ESOP debt guarantee, over the next five years are listed below.

             1998    1999    2000     2001    2002
             $448    $418    $350     $361   $9,672

Notes Payable. There are $150,000 of notes due in 2004 and $75,000 of Medium-Term Notes, Series A, due in 2006. Interest is payable semi-annually. During the second quarter of 1997, Standard & Poor's lowered their rating from BBB+ to BBB on these notes and during the third quarter of 1997, Moody's lowered their rating from Baa2 to Baa3.

Lukens also has $25,000 of notes available for issuance under a shelf registration. The notes were structured to provide Lukens with flexibility in maturities, from nine months to 30 years, and flexibility in interest rate structures.

Revolving Credit Agreement. Lukens' revolving credit agreement provides for a $150,000 committed line of credit. Interest is based on one of the following rates:

*    the higher of the Prime Rate or the Federal Funds Rate plus .5%

* London Inter-Bank Offered Rate (LIBOR) adjusted for applicable reserves plus .225% to .5% depending on the Standard & Poor's or Moody's rating of the long-term notes of Lukens

*    competitively bid rates from lenders.

A facility fee is required on the total line of credit and ranges from .125% to
 .3% based on the lower of Standard & Poor's or Moody's rating of Lukens long-term notes.

The agreement includes covenants that require a maximum leverage ratio (defined in the agreement) of 55% and restrictions on additional debt and asset dispositions. At year-end 1997, additional borrowings of approximately $65,400 were available under these covenants.

Interest Expense. Interest costs include interest on obligations and amortization of debt set-up costs. For a discussion of ESOP debt accounting, see
Note 6. Interest components are listed below.

                           1997        1996         1995

Costs incurred           $19,073      19,005       16,395
Interest capitalized          --      (2,270)      (2,924)
                         -------      ------       ------
Interest expense         $19,073      16,735       13,471
                         -------      ------       ------
Interest paid            $18,796      17,436       16,107
                         -------      ------       ------

Derivative Financial Instruments --

Commodity Hedges. As of year-end 1997, Lukens was party to several commodity hedge agreements maturing in 1998. Based on year-end market conditions, the value of Lukens' contractual obligations for these commodity hedges was $15,020 and the obligation of the counterparties to the agreements was $12,645. Gains and losses on these contracts are recognized as a component of cost of products sold. Lukens is exposed to credit risk from nonperformance by the counterparties to these agreements.

Dollars in thousands except per share amounts

Fair Value of Financial Instruments. The following table presents the fair value of certain financial instruments as of year-end 1997 and 1996.

                            Asset (Liability)
                       Book Value      Fair Value
1997
Debt(a)                 $(250,947)      (257,376)
Commodity hedges(b)     $      --         (2,168)

1996
Debt(a)                 $(253,573)      (254,201)
Commodity hedges(b)     $      --         (1,956)

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

Preferred Stock. There are 1,000,000 shares of series preferred stock, par value $.01 per share, authorized. An ESOP was established in 1989 with the issuance of 551,250 shares of Series B Convertible Preferred Stock. The preferred stock is stated at its liquidation preference of $60 per share and carries an annual cumulative dividend of $4.80 per share. Each share may be converted into three shares of common stock within the guidelines of an employee 401(k) savings plan (Note 6). Holders of the Series B preferred stock are entitled to vote upon all matters submitted to the holders of common stock for a vote. The number of votes is equal to the number of common shares into which the preferred shares are convertible. Lukens' redemption price of $61.80 per share declines gradually each year to $60 per share on or after July 2, 2000.

Under the terms of the 401(k) plan, when the price of Lukens common stock is $20 per share or greater, the preferred stock is redeemable in common stock, cash or a combination at the option of Lukens. If the price is below $20 per share, the 401(k) participants have the option to redeem preferred stock in the combination above.

Redeemable Stock. At year-end 1996, Series B Convertible Preferred Stock and the related ESOP deferred compensation (Note 6) were classified as redeemable stock because the price of Lukens common stock was below $20 per share at the fiscal year-end, December 28, 1996. The reclassification from stockholders' investment reflected the ability of 401(k) participants to elect a cash payout option at redemption. The classification was not made in 1997 or in years prior to 1996 because the company had the ability and intention to redeem preferred stock with Lukens common stock.

Shareholder Rights Plan. Lukens has a Shareholder Rights Plan designed to deter coercive or unfair takeover tactics and to prevent a buyer from gaining control of Lukens without offering a fair price to stockholders. The plan entitles each outstanding share of common stock to one right. Each right entitles stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $80. The rights become exercisable if a person or group acquires or makes a tender or exchange offer for 15 percent or more of common stock outstanding. The rights can also become exercisable if the Board of Directors determines, with the concurrence of outside directors, that a person has certain interests adverse to Lukens and has acquired at least 10 percent of common stock outstanding.

If the company is then acquired in a merger or other business combination transaction, each right will entitle the holder to receive, upon exercise, common stock of either Lukens or the acquiring company having a value equal to two times the exercise price of a right.

Lukens will generally be entitled to redeem the rights at $.01 per right at any time until the tenth day following public announcement that a 15 percent position has been acquired. The purchase rights will expire on September 25, 2006. Of the 1,000,000 shares of series preferred stock authorized, 75,000 have been reserved for the Series A preferred stock discussed above. As of December 27, 1997, there were 6,580,990 rights outstanding.

In connection with the Bethlehem merger agreement discussed in Note 1, the Shareholder Rights Plan was amended to make the provisions of the plan not applicable to the proposed merger.

10. Commitments and Contingencies

Change in Control. As discussed in Note 1, Lukens entered into a merger agreement with Bethlehem Steel Corporation. In the event that the merger is approved by stockholders, a change in control liability totaling approximately $42,000 would be triggered. Components of the liability include obligations for severance, pension, stock options and performance vested restricted stock.

Dollars in thousands except per share amounts

Leases. Lukens has various operating leases primarily for real estate and production equipment. At year-end 1997, minimum rental payments under noncancelable leases totaled $21,292. Listed below are the scheduled payments over the next five years for these leases.
                  1998    1999    2000    2001    2002
                $5,576  $5,074  $2,755  $1,905  $1,715

Rent expense for all operating leases is listed below.
                       1997    1996    1995
                     $7,961  $8,091  $7,177

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

Based on information currently available, the liability recorded for environmental remediation costs was approximately $16,950 at year-end 1997 and $16,800 at year-end 1996 (Note 3). Due to their uncertain nature, amounts accrued could differ, perhaps significantly, from the actual costs that will be incurred. No potential insurance recoveries were taken into account in determining the company's cost estimates or reserves. Management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Litigation. The company is party to various claims, disputes, legal actions and other proceedings involving negligence, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition or results of operations of the company.

Commitments. At year-end 1997, purchase commitments for capital expenditures were approximately $5,000. Capital expenditures projected for 1998 are approximately $36,000.

Lukens Steel Company has a long-term contract for the supply of oxygen and related products to its facility in Coatesville, Pennsylvania. The contract runs until 2007 and has take-or-pay provisions totaling $24,087 for the remaining term. Annual minimum commitments of $2,604 can be adjusted for inflation and are representative of amounts expensed in the prior three years.

Report of Independent Public Accountants

To the Stockholders and Board of Directors, Lukens Inc.:

We have audited the accompanying consolidated balance sheets of Lukens Inc. (a Delaware Corporation) and subsidiaries as of December 27, 1997 and December 28, 1996 and the related consolidated statements of earnings, stockholders' investment and cash flows for each of the three fiscal years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lukens Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Philadelphia, Pennsylvania
January 19, 1998

Dollars in thousands except per share amounts

Quarterly Financial Data (Unaudited)

                                        First         Second         Third         Fourth          Fiscal
                                       Quarter        Quarter       Quarter        Quarter           Year
Results of Operations
1997
        Net sales                   $  248,118        258,247       243,371        244,644         994,380
        Cost of products sold       $  233,837        238,253       225,583        228,311         925,984
        Net earnings (loss)         $   (1,978)         1,181           133         (3,956)         (4,620)
                                    ----------        -------       -------        -------         -------
1996
        Net sales                   $  264,172        255,955       234,421        215,772         970,320
        Cost of products sold       $  252,464        236,343       223,192        203,114         915,113
        Net earnings (loss)         $   (4,375)        (5,733)c      (4,087)       (14,216)d       (28,411)
                                    ----------        -------       -------        -------         -------
Per Common Share
1997
        Basic earnings (loss)(a)    $     (.17)           .05         (.03)           (.30)           (.45)
        Diluted earnings (loss)(a)  $     (.17)           .05         (.03)           (.30)           (.45)
        Dividends                   $      .25            .25          .50 b            --            1.00
                                    ----------        -------       -------        -------         -------
1996
        Basic earnings (loss)(a)    $     (.33)          (.42)c       (.31)           (.99)d         (2.06)
        Diluted earnings (loss)(a)  $     (.33)          (.42)c       (.31)           (.99)d         (2.06)
        Dividends                   $      .25            .25          .50 b            --            1.00
                                    ----------        -------       -------        -------         -------
Market Prices of Common Stock
1997
        High                        $   21 7/8         20 3/8       21 13/16       29               29
        Low                         $   17 3/8         16 7/8       18             15               15
        Close                       $   17 3/8         19 1/8       19  9/16       28 13/16
                                    ----------        -------       -------        -------         -------
1996
        High                        $   30 1/4         27 3/8       24  1/8        19  1/4          30 1/4
        Low                         $   24 1/4         23 3/4       18  1/8        13  1/2          13 1/2
        Close                       $   24 7/8         23 7/8       18  1/8        19  1/8
                                    ----------        -------       -------        -------         -------

a. Earnings (loss) per share calculations were based on the weighted-average shares and equivalents (diluted) outstanding during the period reported. No adjustments were made that would be antidilutive or reduce the loss per share. Consequently, the sum of the quarterly earnings per share amounts may not equal the annual per share amounts. See Note 1 for a discussion regarding the impact of a new accounting statement issued that addressed the earnings per share calculations. Quarterly amounts have been restated under the new standard.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.       Directors

         The directors of the Company, together with their ages and business backgrounds, are as follows:

         R. W. Van Sant, 59, has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1991. He held the offices of President and Chief Operating Officer from October 1991 to December 1991. Mr. Van Sant served as President and Chief Executive Officer of Blount, Inc., a company engaged in construction and manufacturing operations, from December 1990 to October 1991. Mr. Van Sant has been a Director of the Company since 1988, is Chairman of the Executive Committee and is a member of the Committee on the Board and the Finance Committee. He is also a director of Amcast Industrial Corporation.

         Michael O. Alexander, 57, has been the President of The International Forum Inc. since June 1993 and the Director of the International Forum at the Wharton School, University of Pennsylvania, since 1988. The International Forum Inc. is a business training and education concern. Mr. Alexander has been a Director of the Company since 1993 and is a member of the Audit Committee, the Executive Committee and the Finance Committee.

         Rod Dammeyer, 57, is the managing director of Equity Group Investments, Inc. ("EGI"), which has major investments in approximately 30 public and private companies. He is also Chief Executive Officer and a director of Anixter International Inc., where he has been employed since 1985. Mr. Dammeyer was elected to the Board of Directors of the Company in 1995. He is a member of the Audit Committee, the Committee on the Board and the Executive Development and Compensation Committee. Mr. Dammeyer also serves as a director of Antec Corporation, Capsure Holdings Corp., Falcon Building Products, Inc., IMC Global Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and TeleTech Holdings, Inc., companies in which EGI has a major investment interest, and is a trustee of Van Kampen American Capital, Inc. closed end funds.

         T. Kevin Dunnigan, 60, has been the Chairman of Thomas & Betts Corporation, a manufacturer of electrical equipment, since 1992. He was also the Chief Executive Officer of that corporation since 1985 to May 1997 and has been a member of its board of directors since 1975. Mr. Dunnigan has been a Director of the Company since 1994. He is Chairman of the Committee on the Board and a member of the Executive Committee and the Executive Development and Compensation Committee. He is also a director of Elsag Bailey N.V. and C.R. Bard Inc.

         Ronald M. Gross, 64, is currently Chairman and Chief Executive Officer and a director of Rayonier Inc. (formerly known as ITT

Rayonier Inc.), a forest products company. After joining Rayonier, Inc. in March 1978 as President, Chief Operating Officer and a director, Mr. Gross was elected Chief Executive Officer in 1981 and Chairman in 1984. Mr. Gross also serves as a director of The Pittston Company and as President and a director of Rayonier Forest Resources Company, the managing general partner of Rayonier Timberlands, L.P., a publicly traded master limited partnership. Mr. Gross has been a Director of the Company since 1991 and is Chairman of the Executive Development and Compensation Committee and a member of the Committee on the Board and the Executive Committee.

         Sandra L. Helton, 48, has been Vice President and Corporate Controller of Compaq Computer Corporation since May 1997. Compaq is a manufacturer of personal computers and related equipment. From July 1994 until May 1997 Mrs. Helton was Senior Vice President and Treasurer of Corning Incorporated since July 1994. Corning Incorporated is an international corporation focused in three business segments: Specialty Materials, Communications and Consumer Products. From 1991 to July 1994 she served as Vice President and Treasurer of that corporation. She has been a Director of the Company since 1995. Ms. Helton is a member of the Audit Committee, the Committee on the Board and the Finance Committee.

         William H. Nelson, III, 69, retired from Scott Paper Company in 1986. From 1981 to 1986, he served as Executive Vice President and President of the Natural Resources Division of this company, primarily a manufacturer of pulp, paper and forest-related products. He has been a Director of the Company since 1972. He is Chairman of the Audit Committee and a member of the Executive Committee and the Executive Development and Compensation Committee.

         David B. Price, Jr., 52, has been the Executive Vice President of B.F. Goodrich Company and President and Chief Operating Officer of its Specialty Chemicals segment since July 1997. B.F. Goodrich is a leading producer of aerospace systems, products and services and specialty chemicals. Prior to that time he was the President of the Performance Materials Division of Monsanto Company since 1995. Monsanto Company is a global producer of chemicals, agricultural products, food ingredients and pharmaceuticals. Previously at that company, he was Vice President and General Manager of Commercial Operations, the Industrial Products Division, from 1993 to 1995 and Vice President and General Manager of the Performance Products Division from 1991 to 1993. Mr. Price was elected to the Board of Directors in February 1996 and is a member of the Finance Committee.

         Joab L. Thomas, 65, currently President Emeritus of The Pennsylvania State University, was President of that university from 1990 to 1995. Mr. Thomas has been a Director of the Company since 1992 and is a member of the Audit
Committee, the Executive Committee and the Finance Committee. He is also a director of Mellon Bank Corporation.

         W. Paul Tippett, 65, has been a Director of the Company since 1989. He retired from Springs Industries, Inc. in 1989. From 1985 to 1989, he served as the President of this company, a manufacturer of finished fabrics, home furnishings and industrial fabrics. Prior to that time, Mr. Tippett was Chairman and Chief Executive Officer of American Motors Corporation. Mr. Tippett is Chairman of the Finance Committee and a member of the Audit Committee and the Executive Development and Compensation Committee. He is also a director of Stride Rite Corporation.

b.       Executive Officers of the Registrant

Information required by this item is contained in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant."

c.       Compliance With Section 16(a)

         Section 16(a) of the Securities and Exchange Act of 1934 generally requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, Executive Officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 1997 fiscal year, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% owners were met.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following information for the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997 is given as to the Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company who were serving as Executive Officers at the end of the 1997 fiscal year and whose base salary and bonus exceeded $100,000 during the 1997 fiscal year.

                           Summary Compensation Table

                                                                                                Long-Term
                                               Annual Compensation                            Compensation
                                                                         Other                     Awards
                                                                         Annual                 Securities      All Other
        Name and                                                         Compen-   Restricted   Underlying       Compen-
        Principal                                                        sation       Stock      Options/         sation
       Position(s)               Year     Salary($)(1)   Bonus($)(1)     ($)(1)       Awards      SARs(#)         ($)(1)
R. W. Van Sant                   1997       $600,000     $   -0-      $ 69,032(2)     50,000(3)    75,000(4)    $ 14,517(5)
 Chairman,                       1996       $603,056     $   -0-      $ 65,657         -0-         59,412       $ 15,592
 President and                   1995       $565,563     $214,529     $ 51,043         -0-         27,735       $321,143
 Chief Executive Officer

T. G. John                       1997       $232,800     $   -0-      $219,412(6)     14,000(3)    15,000(4)    $ 11,637(7)
 Senior Vice President,          1996       $232,800     $   -0-      $141,545         -0-         22,510       $ 10,494
 Strategic Planning              1995       $204,959     $ 63,365     $ 34,914         -0-         21,305       $  9,986

J. J. Norton                     1997       $205,572     $   -0-         (8)          14,000(3)    15,000(4)    $  6,750(9)
 Senior Vice President           1996       $205,572     $   -0-         (8)           -0-         21,398       $  6,750
 President and COO-WSM           1995       $193,210     $ 58,199        (8)           -0-         17,882       $  6,750

J. C. van Roden, Jr.             1997       $186,326     $   -0-      $ 20,288(10)    14,000(3)    15,000(4)    $  8,107(11)
 Senior Vice President and       1996       $176,556     $   -0-      $ 21,428         -0-         20,212       $  7,926
 Chief Financial Officer         1995       $145,718     $ 43,420     $ 18,567         -0-         11,215       $  7,535

R. D. Luzzi                      1997       $184,920     $   -0-      $ 21,557(10)     7,000(3)    10,000(4)    $  8,226(12)
 Vice President,                 1996       $184,920     $   -0-      $ 21,098         -0-         14,298       $  8,038
 Human Resources                 1995       $174,899     $ 51,808        (8)           -0-         13,882       $  7,466

(1)      Rounded to the nearest dollar.
(2)      Includes $44,692 imputed to Mr. Van Sant for use of the Company airplane.
(3) The Board of Directors approved the issuance of performance vested restricted stock to officers as part of an incentive compensation program. During the first quarter of 1997, 134,000 restricted shares were awarded. The shares carry voting and dividend rights and were recorded at fair market value on the grant date. The awards vest at the end of three years, contingent on continued employment and the achievement of performance goals that are tied to Lukens' total shareholder return relative to other steel companies.
(4) Options granted as part of such Executive Officer's regular annual option grant.
(5) Represents $6,750 of Company contributions to the Lukens Inc. Employees Capital Accumulation Plan adopted pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended; $5,850 of Company-paid premiums for life insurance coverage above $50,000; and $1,917 of premiums paid by the Company on another term life insurance policy which covers Mr. Van Sant and is owned by the Company. The Company is the beneficiary under this second policy but has assigned the right to proceeds equal to

         2 1/2 times Mr. Van Sant's compensation to his designee.
(6) Includes $200,738 paid by the Company in connection with Mr. John's relocation from the Company's Washington, Pennsylvania facility to its Coatesville, Pennsylvania facility.
(7) Represents $6,750 of Company contributions to the Lukens Inc. Employees Capital Accumulation Plan and $4,887 of Company-paid premiums for life insurance coverage above $50,000.
(8) Does not exceed the lesser of $50,000 or 10% of the total of such person's annual salary and bonus.
(9) Represents $6,750 of Company contributions to the Lukens Inc. Employees Capital Accumulation Plan.
(10)     Includes an automobile allowance provided by the Company of $13,512.
(11) Represents $6,750 of Company contributions to the Lukens Inc. Employees Capital Accumulation Plan and $1,357 of Company-paid premiums for life insurance coverage above $50,000.
(12) Represents $6,750 of Company contributions to the Lukens Inc. Employees Capital Accumulation Plan and $1,476 of Company-paid premiums for life insurance coverage above $50,000.

         The following table contains information regarding each type of option grant to each Executive Officer named in the Summary Compensation Table during the 1997 fiscal year.

                        Option Grants in Last Fiscal Year

                                Individual Grants

                                        % of Total
                         Number of        Options
                        Securities      Granted to
                        Underlying       Employees     Exercise or
                          Options        in Fiscal      Base Price    Expiration         Grant Date
Name                  Granted(#) (1)     Year (2)         ($/Sh)       Date (3)    Present Value ($) (4)
                      --------------     --------         ------       --------    ---------------------
R. W. Van Sant            75,000          23.7%          $18.4375       2/28/07           $326,265
T. G. John                15,000           4.7%          $18.4375       2/28/07           $ 65,253
J. J. Norton              15,000           4.7%          $18.4375       2/28/07           $ 65,253
J. C. van Roden           15,000           4.7%          $18.4375       2/28/07           $ 65,253
R. D. Luzzi               10,000           3.2%          $18.4375       2/28/07           $ 43,502

(1) Regular option grants under the 1985 Stock Option and Appreciation Plan include options which qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and options which do not so qualify. The options granted in 1997 became exercisable on February 28, 1998.
(2)      Rounded to the nearest one-tenth of one percent.
(3) Outstanding options may expire earlier due to death, disability or termination of employment. The Company has agreed to cash-out outstanding options of certain Executive Officers upon a change in control.
(4) Based on the Black-Scholes option pricing model, using the following assumptions: (a) 10 year option term; (b) 6.58% risk-free interest rate; (c) 30.6% volatility; and (d) 5.4% dividend yield.

         The following table presents information about stock options exercised during the 1997 fiscal year by the Executive Officers named in the Summary Compensation Table and the amount and value of unexercised options held by such Executive Officers at fiscal year-end, distinguishing between options that were vested (i.e., exercisable at year-end) and options that were not vested (i.e., becoming exercisable in the future).

                               Aggregated Option Exercises in Last Fiscal Year and
                                           Fiscal Year-End Option Values

                                                        Number of Securities
                                                       Underlying Unexercised            Value of Unexercised
                                                          Options at Fiscal            In-the-Money Options at
                     Shares Acquired    Value                Year-End(#)                Fiscal Year-End($) (1)
Name                  on Exercise(#) Realized($)     Exercisable    Unexercisable     Exercisable    Unexercisable
R. W. Van Sant             -0-           -0-           210,000         282,147       $1,018,125      $1,604,360
T. G. John                 -0-           -0-            41,700          32,815           30,875         158,890
J. J. Norton               -0-           -0-            23,000          31,280           27,688         158,645
J. C. van Roden            -0-           -0-            35,500          27,427           50,130         157,830
R. D. Luzzi                -0-           -0-            22,700          23,180           17,813         106,195
-----------

(1) Rounded to the nearest dollar. Based on the difference between the closing price of the Company's common stock on the New York Stock Exchange Composite Tape at the fiscal year-end and the exercise price of the options.

Retirement Plans

         The Lukens Inc. Salaried Employees Retirement Plan provides retirement benefits to certain salaried employees who retire or otherwise terminate employment after completing five or more years of service. The Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants provides supplemental retirement benefits to participating managerial level employees. Benefits under this Plan are offset by benefits payable under the Lukens Inc. Salaried Employees Retirement Plan. In addition, the Lukens Inc. Supplemental Retirement Plan for Designated Executives provides supplemental retirement benefits to participating executives. Under this Plan benefits for participating executives are calculated by crediting the executive with service in addition to the executive's actual period of service as an employee. Benefits payable under this Plan are offset by benefits payable under the Lukens Inc. Salaried Employees Retirement Plan.

         Each of the Executive Officers named in the Summary Compensation Table participates in the Lukens Inc. Salaried Employees Retirement Plan. Messrs. John, Luzzi and van Roden also participate in the Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants. Mr. Van Sant also participates in the Lukens Inc. Supplemental Retirement Plan for Designated Executives. Benefits under these Plans are payable monthly and are based upon formulas which consider years of service and compensation (as defined in the Plans) and age at retirement.

         The following table shows the approximate annual retirement benefits that Messrs. Van Sant, John, van Roden and Luzzi would receive under the Plans described above based on credited years of service if they retire at normal retirement age. Mr. Norton, who participates in the Lukens Inc. Salaried Employees Retirement Plan but not in any of the Company's supplemental retirement plans, would receive an annual retirement benefit of $18,438 if he retires at normal retirement age. Lesser amounts may be payable following a termination of employment before normal retirement age.

                                                  Years of Service
  Remuneration (1)   10 Years      15 Years     20 Years      25 Years     30 Years    35 Years     40 Years
     $    100,000   $   13,600    $   20,300   $   27,100    $   33,900   $   38,900 $   43,900     $   48,900
          200,000       33,600        50,300       67,100        83,900       93,900    103,900        113,900
          300,000       53,600        80,300      107,100       133,900      148,900    163,900        178,900
          400,000       73,600       110,300      147,100       183,900      203,900    223,900        243,900
          500,000       93,600       140,300      187,100       233,900      258,900    283,900        308,900
          600,000      113,600       170,300      227,100       283,900      313,900    343,900        373,900
          700,000      133,600       200,300      267,100       333,900      368,900    403,900        438,900
          800,000      153,600       230,300      307,100       383,900      423,900    463,900        503,900
          900,000      173,600       260,300      347,100       433,900      478,900    523,900        568,900
        1,000,000      193,600       290,300      387,100       483,900      533,900    583,900        633,900

(1) The estimated benefit calculated is based on salary plus bonus, as designated in the Summary Compensation Table above.

     Benefits payable under the Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants and the Lukens Inc. Supplemental Retirement Plan for Designated Executives are computed on a straight life annuity basis and are subject to offset by any Social Security benefits to which the participant is entitled.

         Messrs. John, van Roden and Luzzi have credited service of approximately five, 16 and five years, respectively, in the Lukens Inc. Salaried Employees Retirement Plan and in the Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants. Mr. Van Sant has credited service of approximately six years under the Lukens Inc. Salaried Employees Retirement Plan and 25 years under the Lukens Inc. Supplemental Retirement Plan for Designated Executives. Each Plan, with the exception of the Lukens Inc. Salaried Employees Retirement Plan, contains provisions for a present value lump-sum payment payable in the event of a change in control.

Compensation of Directors

         An annual retainer of $24,000 is paid to Directors who are not employees of the Company and an attendance fee of $900 is paid to such Directors for each day or part of a day they attend a regular or special meeting of the Board. A fee is also payable to such Directors for attendance at Board Committee meetings. The fee is $800 for all Committees, except that members of the Executive Committee are paid an attendance fee of $900. Attendance fees are paid for Committee meetings on Board meeting days except for Committee meetings of an administrative nature. An annual retainer of $2,500 per Committee is also paid to Directors who serve as Committee Chairmen. Directors who serve a partial year are paid a pro rata share of the annual retainer based upon the number of months served.

         Any Director of the Company who is separately compensated for Board services may elect to defer compensation for distribution at a later date. Deferred amounts may be invested in mutual funds or interest-bearing accounts and may be paid in a lump sum or in annual installments over a period of five years.

         For periods before May 1, 1997, Lukens maintained a pension plan for non-employee directors which was terminated as of April 30, 1997. Effective as of May 1, 1997, Lukens adopted the Lukens Inc. Non-Employee Director Equity Compensation Plan (the "ECP"). Under the ECP, the present value of the benefit of each non-employee director under the terminated directors' retirement plan, determined as of May 1, 1997, was credited to a bookkeeping account established for the benefit of each non-employee director. The amount credited to each account was deemed invested in hypothetical shares of Lukens Common Stock at the average closing price of such shares for May 1997. Under the ECP, on each April 30 occurring after May 1, 1997, an additional amount will be credited to accounts established for all non-employee directors, and deemed invested in hypothetical shares of Lukens Common Stock based on the closing price of Lukens Common Stock on the allocation date. The amount credited is based on the annual retainer compensation for directors then in effect, discounted for a ten-year period at the thirty-year U. S. Treasury bond rate then in effect. Pursuant to the terms of the ECP, within sixty days following a change of control of Lukens, the amount credited to each non-employee director's account under the ECP will be paid in a cash lump sum.

         Pursuant to the Company's Stock Option Plan for Non-Employee Directors, each Director who is not an employee of the Company or any of its subsidiaries receives an annual grant of options to purchase 1,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable one year after the date of grant and expire ten years after the date of grant, except that options terminate three years after a person ceases to be a Director.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

         The Company has entered into an agreement with Mr. Van Sant which provides for his employment by the Company until his 65th birthday. The agreement provides for the following compensation: a minimum base salary of $600,000 per annum, an annual bonus calculated and paid in accordance with the Lukens Performance Incentive Plan at a target amount of 30% of base salary and certain employee benefits. Pursuant to the agreement and adjusted to reflect a 50% stock dividend, Mr. Van Sant was issued 330,000 options to purchase common stock of the Company at an exercise price of $23.375 per share, which, as adjusted, was 85% of the fair market value of such common stock on the date of the grant. Such options vest at a rate of 30,000 per year. The agreement further provides that if Mr. Van Sant's employment is terminated by the Company prior to his 65th birthday, other than for disability or for cause, he will be entitled to continue to receive his full salary and certain other benefits under the agreement until the earlier of the third anniversary of his termination or his 65th birthday.

         Severance Agreements. On various dates during the period between October 31, 1990 and January 29, 1997, Lukens entered into severance agreements with Messrs. R. W. Van Sant, T. G. John, J. J. Norton, J. C. van Roden, Jr., R.
D. Luzzi and six other executive officers (the "Severance Agreements"). Under each of the Severance Agreements, if the employment of any of such executive officers is terminated within two years following the change in control of Lukens for any reason other than termination by Lukens for "cause," the executive officer's death or disability or by the executive officer with "good reason," the executive officer is entitled to receive (i) a lump sum cash payment in an amount equal to (A) three times the sum of the executive officer's salary plus the average of the highest three bonus awards made in respect of the five most recently completed measuring periods preceding the termination of employment plus (B) additional amounts in respect of contingent bonuses for uncompleted measuring periods, elective deferred compensation, certain stock options and certain supplemental retirement benefits, (ii) paid coverage for 36 months under life, disability, and accident and health programs similar to those in effect at the date of termination of employment and (iii) for any executive officer who, as the result of the foregoing, becomes subject to the excise tax pursuant to
Section 280G of the Code, an additional lump sum cash payment in an amount such that the executive officer will be in the same net after-tax position as the executive officer would have been had no such excise tax been applicable. The purpose of the agreements is to assure the continued dedication of such persons to their duties and their unbiased counsel in the event of an unsolicited tender offer.

         In general, a "change in control" will be deemed to occur if (i) during a period of two consecutive years, the individuals who constituted the Board of Directors at the beginning of such period cease to constitute a majority of the Board, (ii) any person or group acquires 20% or more of the combined voting power of the Company's then outstanding securities, (iii) the Company is acquired by merger or consolidation or (iv) the Company is liquidated or substantially all of its assets are sold.

         Accelerated Vesting of Restricted Stock under Lukens Inc. 1997 Performance Vested Restricted Stock Plan. Pursuant to the Performance Vested Restricted Stock Plan (the "PVRS Plan"), 134,000 shares of Lukens Common Stock have been granted as "restricted stock" to certain executive officers. Such shares are subject to forfeiture, in whole or in part, unless Lukens achieves certain performance objectives for the period commencing January 1, 1997 and ending December 31, 1999. Upon a change of control of Lukens, all forfeiture restrictions on such restricted shares will lapse.

         Under the PVRS Plan, Mr. Van Sant has received 50,000 restricted shares of Lukens Common Stock, Messrs. John, Norton and van Roden have each received 14,000 restricted shares of Lukens Common Stock, and Mr. Luzzi has received 7,000 restricted shares of Lukens Common Stock.

         Supplemental Retirement Plans. Lukens has adopted three supplemental retirement plans for the benefit of certain executive officers and other employees: the Lukens Inc. Supplemental Retirement Plan for Designated Executives, the Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants and the Lukens Inc. Supplemental Retirement Plan
(collectively, the "SERP"). In general, the SERP provides for the payment of retirement benefits to certain executive officers and other employees of Lukens in excess of the retirement benefits generally payable under the Lukens Inc. Salaried Employees Retirement Plan.

         The SERP previously provided for a cash lump sum payment of the value of participants' accrued benefits upon a "change of control," without regard to whether the participant's employment was terminated or whether the participant continued to be eligible to participate in the SERP. On December 9, 1997, the Lukens Board amended the SERP, so that (i) participants' accrued benefits under the SERP become nonforfeitable upon the completion of five or more years of continuous service in the management group;
(ii) at a change of control of Lukens, no cash lump sum payment will be made automatically to participants in the SERP; and (iii) if a participant's employment with the surviving corporation is terminated by the employer without "cause," the participant resigns for "good reason" or the SERP is terminated without replacement by a similar plan, in each case within five years following the change of control, the participant, or all participants, as the case may be, shall become entitled to a cash lump sum payment of the value of benefits accrued under the SERP.

         On December 9, 1997, the Lukens Board authorized the adoption of an irrevocable grantor trust. On or before the consummation of a change of control of Lukens, the present value of accrued benefits under the SERP as of such dates will be deposited into the grantor trust and will be available for distribution in accordance with the terms of the SERP.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information, as of December 31, 1997, regarding each person who is known by the Company to beneficially own more than 5% of any class of stock of the Company. Such information was provided to the Company by such persons or is based on data available to the Company.

                                                                                 Shares
Name and Address                                              Title of        Beneficially          Percent of
                                                               Class              Owned              Class(1)
State Street Bank and Trust Company
   225 Franklin Street                                       Preferred        470,328(2)(3)            100%
   Boston, MA  02110
Merrill Lynch Asset Management, L.P.
   800 Scudders Mill Road                                      Common         2,197,035(4)             14.7%
   Plainsboro, NJ 08536
Bankers Trust New York Corporation                             Common          792,930(5)              5.3%
   130 Liberty Street
   New York, NY  10006

(1) Rounded to the nearest one-tenth of one percent and based on the number of shares of the applicable class outstanding on December 31, 1997.
(2)      Rounded to the nearest share.
(3) Held as trustee of the Lukens Inc. Employees Stock Ownership Trust under the Lukens Inc. Employees Capital Accumulation Plan, as to which State Street Bank and Trust Company disclaims beneficial ownership. The trustee's duties include management of the trust and voting the preferred stock held in the trust. Each share of preferred stock is generally convertible into three shares of the Company's common stock. If all of the shares of preferred stock were converted, State Street Bank and Trust Company would hold 1,410,983 shares of common stock as trustee. These shares, together with the 60,423 shares of common stock held in separate or commingled funds managed by State Street Bank and Trust Company, would represent approximately 9.0% of the Company's common stock.
(4) Includes 1,417,035 shares held by Merrill Lynch Asset Management, L.P. ("MLAM"), of which Princeton Services, Inc. ("PSI") is the general partner, and 780,000 shares held by Merrill Lynch Global Allocation Fund, Inc. (the "Fund"), for which MLAM serves as investment adviser. PSI disclaims beneficial ownership of the 1,417,035 shares held by MLAM.
(5) Includes 527,875 shares for which Bankers Trust Company, a wholly owned subsidiary of Bankers Trust New York Corporation, has sole voting and dispositive power, 100,055 shares for which Bankers Trust Company has sole dispositive power, and 165,000 shares for which BT Alex. Brown Incorporated, an indirect wholly owned subsidiary of Bankers Trust New York Corporation, has sole voting and dispositive power.

Security Ownership of Management

         The following table sets forth as of March 2, 1998, the approximate number of shares of common stock and preferred stock of the Company (rounded to the nearest share) beneficially owned by each Director, by each Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers of the Company as a group who are serving in such capacities on that date.

                                            Shares Beneficially                      Percent
                                                   Owned                           of Class(1)

Name                                     Common         Preferred          Common          Preferred
R. W. Van Sant                             398,618(2)      909             less than 1%     less than 1%
Michael O. Alexander                         5,700(3)      -0-             less than 1%             None
Rod Dammeyer                                 7,000(4)      -0-             less than 1%             None
T. Kevin Dunnigan                            7,400(5)      -0-             less than 1%             None
Ronald M. Gross                              7,500(3)      -0-             less than 1%             None
Sandra L. Helton                             4,500(6)      -0-             less than 1%             None
T. Grant John                               89,757(7)      522             less than 1%     less than 1%
Richard D. Luzzi                            50,841(8)      556             less than 1%     less than 1%
William H. Nelson, III                       9,000(3)      -0-             less than 1%             None
James J. Norton                             65,392(9)      -0-             less than 1%             None
David B. Price, Jr.                          2,500(4)      -0-             less than 1%             None
Joab L. Thomas                              7,600(10)      -0-             less than 1%             None
W. Paul Tippett                              6,500(3)      -0-             less than 1%             None
John C. van Roden                          79,599(11)     1,098            less than 1%     less than 1%
All Directors and Executive             1,045,184(12)     9,110                    6.4%             2.0%
  Officers as a Group
  (19 Persons)

(1) Rounded to the nearest one-tenth of one percent and based on (i) the number of shares subject to options for common stock exercisable by such person(s) on or before May 1, 1998, and 14,977,090 shares of common stock, which on March 2, 1998, was the approximate number of shares outstanding and (ii) 458,338 shares of preferred stock, which on March 2, 1998, was the approximate number of shares outstanding.
(2) Includes options to purchase 342,735 shares of common stock that are currently exercisable and 50,000 performance vested restricted shares.
(3) Includes options to purchase 5,000 shares of common stock that are currently exercisable or will become exercisable on May 1, 1998.
(4) Includes options to purchase 2,000 shares of common stock that are currently exercisable or will become exercisable on May 1, 1998.
(5) Includes options to purchase 4,000 shares of common stock that are currently exercisable or will become exercisable on May 1, 1998.
(6) Includes options to purchase 3,000 shares of common stock that are currently exercisable or will become exercisable on May 1, 1998.
(7) Includes options to purchase 65,005 shares of common stock that are currently exercisable, 14,000 performance vested restricted shares and 1,541 shares of common stock held by his wife in a retirement plan, as to which he disclaims beneficial ownership.
(8) Includes options to purchase 39,082 shares of common stock that are currently exercisable and 7,000 performance vested restricted shares.
(9) Includes options to purchase 45,882 shares of common stock that are currently exercisable and 14,000 performance vested restricted shares.
(10) Includes 2,600 shares of common stock held jointly with his spouse and options to purchase 5,000 shares of common stock that are currently exercisable or will become exercisable on May 1, 1998.
(11) Includes options to purchase 55,715 shares of common stock that are currently exercisable and 14,000 performance vested restricted shares.
(12) Includes options to purchase 790,145 shares of common stock that are currently exercisable or will become exercisable on May 1, 1998, 134,000 performance vested restricted shares and 12,441 shares of common stock as to which beneficial ownership is disclaimed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal year 1997, the Company had an outstanding loan in the amount of $270,000 to Mr. John, Senior Vice President, Strategic Planning, on an interest free basis. The purpose of this loan was to assist him in his relocation.

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

         3. Exhibits

         See Index to Exhibits.

b. Reports on Form 8-K.

         On December 16, 1997, a report was filed for Item 5. Other Events., and
Item 7. Financial Statements, Pro Forma Financial Information and Exhibits., concerning a merger agreement with Bethlehem Steel Corporation.

         No other reports on Form 8-K were filed during the quarter ended December 27, 1997.

         Subsequent to year-end 1997, a report was filed on January 5, 1998, for
Item 5. Other Events., and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits., concerning an amendment to the merger with Bethlehem Steel Corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LUKENS INC.
                                             (Registrant)





Date:  February 25, 1998                  By /s/ R. W. Van Sant
                                             ------------------
                                             R. W. Van Sant
                                             Chairman and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 25, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

         /s/ Michael O. Alexander
         -------------------------
         Michael O. Alexander                David B. Price, Jr.
         Director                            Director


         /s/ Rod Dammeyer                    /s/ Joab L. Thomas
         -------------------------           ---------------------------
         Rod Dammeyer                        Joab L. Thomas
         Director                            Director


                                             /s/ W. Paul Tippett
                                             ---------------------------
         T. Kevin Dunnigan                   W. Paul Tippett
         Director                            Director


         /s/ Ronald M. Gross                 /s/ R. W. Van Sant
         -------------------------           ---------------------------
         Ronald M. Gross                     R. W. Van Sant
         Director                            Chairman and
                                             Chief Executive Officer


         /s/ Sandra L. Helton                /s/ John C. van Roden, Jr.
         -------------------------           ---------------------------
         Sandra L. Helton                    John C. van Roden, Jr.
         Director                            Senior Vice President and Chief
                                             Financial Officer


         /s/ William H. Nelson, III          /s/ P. Blaine Clemens
         -------------------------           ---------------------------
         William H. Nelson, III              P. Blaine Clemens
         Director                            Vice President and Controller

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 19, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP

                                             Arthur Andersen LLP
                                             Philadelphia, Pennsylvania
                                             January 19, 1998



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 19, 1998 included or incorporated by reference in this annual report on Form 10-K, into the Company's previously filed: Form S-8 Registration Statements File Numbers 33-6673, 33-23405, 33-29105, 33-54269,
33-54271,  33-54371, 33-69780 and 333-09451, and Form S-3 Registration Statement
File Number 33-53681.


                                             /s/ Arthur Andersen LLP

                                             Arthur Andersen LLP
                                             Philadelphia, Pennsylvania
                                             March 20, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

             Allowance for Doubtful Receivables and Customer Claims

                           Balance at          Additions Charged to                           Balance at
                           Beginning         Costs and                                          End of
Fiscal Year Ended          of Period         Expenses         Other        Deductions (a)       Period
December 27, 1997            $7,750             5,130            -             6,164             6,716

December 28, 1996            $6,632            11,348            -            10,230             7,750

December 30, 1995            $7,569            10,044            -            10,981             6,632


(a) Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of subsidiaries of $145 in 1995.



                  Deferred Income Tax Asset Valuation Allowance

                           Balance at          Additions Charged to                           Balance at
                           Beginning         Costs and                                          End of
Fiscal Year Ended          of Period         Expenses         Other          Deductions         Period

December 27, 1997            $2,705                65            -                --             2,770

December 28, 1996            $2,575               130            -                --             2,705

December 30, 1995            $2,575                --            -                --             2,575

INDEX TO EXHIBITS (Note 1)

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

         (2.1) Agreement and Plan of Merger, dated December 15, 1997 among Bethlehem Steel Corporation, Lukens Acquisition
         Corporation and Lukens Inc. (Note 4)

         (2.2) Amendment dated as of January 4, 1998 to the Agreement and Plan of Merger, dated December 15, 1997 among Bethlehem Steel Corporation, Lukens Acquisition Corporation and Lukens Inc. (Note 5)

(3) Certificate of incorporation and by-laws (Note 2)

(4) Instruments Defining the Rights of Security Holders including Indentures

         (4.1)  Lukens Inc. Indenture dated as of July 1, 1992
         (Note 3)

         (4.2) Renewed Rights Agreement, dated as of September 25, 1996 (Note 8)

         (4.3)  Amendment to Renewed Rights Agreement (Note 4)

(10) Material Contracts

         (10.1) Lukens Inc. Supplemental Retirement Plan, as amended and restated, effective December 9, 1997

         (10.2) Lukens Inc. Supplemental Retirement Plan for Lukens Performance Incentive Plan Participants, as amended and restated, effective December 9, 1997

         (10.3)  Lukens Inc. Supplemental Retirement Plan for
         Designated Executives, as amended and restated, effective December 9, 1997

         (10.4) Lukens Inc. Performance Incentive Plan, effective January 1, 1995 (Note 11)

         (10.5) Lukens Inc. 1997 Performance-Vested Restricted Stock Plan, effective February 26, 1997 (Note 6)

         (10.6) Lukens Inc. 1985 Stock Option and Appreciation Plan, as amended (Note 9)

         (10.7)  Lukens Inc. Stock Option Plan for Non-employee
         Directors (Note 13)

         (10.8) Lukens Inc. Non-Employee Director Equity Compensation Plan, effective May 1, 1997 (Note 6)

         (10.9) Employment Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 15)

         (10.10) Severance Agreement dated October 12, 1991, between R. William Van Sant and Lukens Inc. (Note 15)

         (10.11) Form of Severance Agreement between certain Executive Officers and Lukens Inc.

         (10.12) Form of Indemnification Agreement between certain Executive Officers and Lukens Inc. (Note 16)

         (10.13)  Lukens Inc. Directors' Deferred Payment Plan (Note 17)

         (10.14) Guaranty Agreement dated as of June 28, 1989, between Lukens Inc. and The Toronto-Dominion Bank & Trust Company as Agent for the Guaranteed Parties (Note 16)

         (10.15) Retirement Plan for Non-Employee Directors of Lukens Inc., as amended through November 30, 1994 (Note 12)

         (10.16) Form of Indemnification Agreement between Directors and Lukens Inc. (Note 16)

         (10.17) Amended and Restated Credit Agreement, dated as of April 22, 1992, and Amended and Restated as of September 30, 1992 among Lukens Inc. and Lukens Steel Company, as the Borrowers, Certain Commercial Lending Institutions, the Toronto-Dominion Bank, and NBD Bank, N.A., as the Co-Agents, and Provident National Bank, as the Administrative Agent (Note 14)

         (10.18) First Amendment, dated as of January 15, 1995, to Amended and Restated Credit Agreement (Note 12)

         (10.19) Extension Request, dated as of December 1, 1995, to Amended and Restated Credit Agreement (Note 10)

         (10.20) Extension Request, dated as of December 5, 1996, to Amended and Restated Credit Agreement (Note 7)

         (10.21) Lease among PNC Leasing Corp., Blount, Inc., and Washington Steel Corporation, dated as of October 1, 1986 (Note 14)

         (10.22) Lease Amendment No. 1, dated July 22, 1987, among PNC Leasing Corp., Blount, Inc. and Washington Steel
         Corporation (Note 14)

         (10.23) Lease Amendment No. 2, Assumption and Consent among PNC Leasing Corp., Blount, Inc. and Washington Steel
         Corporation, dated as of October 18, 1988 (Note 14)

         (10.24) Lease Amendment No. 3, Assumption and Consent among PNC Leasing Corp., Lukens Inc. and Washington Steel
         Corporation, dated as of July 21, 1992 (Note 14)

(11)     Statement regarding Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)     Consent of Arthur Andersen LLP (Note 18)

(27)     Financial Data Schedule

(27.1) Restated Financial Data Schedule (SFAS No. 128) for the thirty-nine weeks ended September 27, 1997.

(27.2) Restated Financial Data Schedule (SFAS No. 128) for the twenty-six weeks ended June 28, 1997.

(27.3) Restated Financial Data Schedule (SFAS No. 128) for the thirteen weeks ended March 29, 1997.

(27.4) Restated Financial Data Schedule (SFAS No. 128) for the fifty-two weeks ended December 28, 1996.

(27.5) Restated Financial Data Schedule (SFAS No. 128) for the thirty-nine weeks ended September 28, 1996.

(27.6) Restated Financial Data Schedule (SFAS No. 128) for the twenty-six weeks ended June 29, 1996.

(27.7) Restated Financial Data Schedule (SFAS No. 128) for the thirteen weeks ended March 30, 1996.

(27.8) Restated Financial Data Schedule (SFAS No. 128) for the fifty-two weeks ended December 30, 1995.

NOTES TO EXHIBITS

1. Copies of exhibits will be supplied upon request. Exhibits will be provided at $.25 per page requested. Annual and quarterly filings are electronically filed with the SEC. Copies of the exhibits are available free of charge through the SEC site on the Internet (http://www.sec.gov).

2. The certificate of incorporation is incorporated by reference to exhibits included in the Lukens Inc. Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, File No. 33- 23405. By-laws, as amended and restated June 26, 1991, are incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended June 29, 1991.

3. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-3, File No. 33-49112.

4. Incorporated by reference to exhibits included in the Lukens Inc. Form 8-K for the Date of Report, December 15, 1997.

5. Incorporated by reference to exhibits included in the Lukens Inc. Form 8-K for the Date of Report, January 4, 1998.

6. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended June 28, 1997.

7. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 28, 1996.

8. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended September 28, 1996.

9. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended March 30, 1996.

10. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 30, 1995.

11. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-Q for the quarter ended September 30, 1995.

12. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 31, 1994.

13. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 25, 1993.

14. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 26, 1992.

15. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 28, 1991.

16. Incorporated by reference to exhibits included in the Lukens Inc. Form 10-K for the fiscal year ended December 30, 1989.

17. Incorporated by reference to exhibits included in the Lukens Inc. Registration Statement on Form S-4, File No. 33-10935.

18. Incorporated by reference to the sections entitled "Consent of Independent Public Accountants" in this Form 10-K.