Form 10-K405/A
period 1997-12-27
LUKENS INC
filed 1998-04-24
CIK 60860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

The information contained in the section entitled "Environmental  Compliance" in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations., of this Form 10-K is incorporated herein by reference.

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

The information contained in the section entitled "Environmental  Compliance" in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations., of this Form 10-K is incorporated herein by reference.

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

     Included in 1996 results were unusual charges totaling $20,182. A second quarter provision of $10,782 was recognized for a work force reduction. In the fourth quarter, $9,400 was recognized for environmental remediation. Excluding the 1996 unusual items for comparison purposes, operating earnings were up $19,275 in 1997.

     The 1996 loss represented a dramatic reversal from strong 1995 earnings. Excluding the unusual items discussed above for comparison purposes, the operating loss was $5,871 in 1996. The reversal in results tracks the change in stainless steel market conditions that resulted in significant selling price declines. Results in 1996 were also limited by a $5,933 provision for fixed asset write-downs, higher utility costs caused by severe winter weather and by signing bonuses associated with a new labor contract.

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

     A net loss was recorded both in 1997 and 1996. On an after-tax basis, the unusual items recorded in 1996 reduced results by $12,837. Excluding the unusual items for comparison purposes, the 1996 net loss was $15,574. Net earnings in 1995 reflected strong Stainless Group results.

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

     The operating loss recorded in 1997 was significantly larger than the 1996 loss. Results in 1996 included an unusual charge of $3,695 for a work force reduction. Excluding the unusual charges for comparison purposes, operating results fell by $17,125 in 1997, largely due to depressed selling prices discussed previously.

     Excluding the 1996 unusual charges for comparison purposes, the operating loss of $3,363 compared to earnings of $75,148 in 1995. The decline primarily reflected a significant deterioration in stainless steel market conditions as previously discussed. In 1996, a $5,933 provision to write-down idle assets and other equipment replaced as a result of capital improvements was recorded. In addition, 1996 earnings from the service center operations did not match their excellent 1995 results.

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

     Lukens has been designated a potentially responsible party (PRP) under Superfund law at certain waste disposal sites and continually monitors a range of environmental issues including the following:

Helen Kramer

         This Superfund site, a municipal and industrial waste landfill located in New Jersey, was placed on the National Priorities List in 1983. The remedial investigation and feasibility study was completed in September of 1985. The Record of Decision was executed on September 27, 1985. The EPA completed construction of the remedial action and turned over responsibility for operation and maintenance of the site to the State of New Jersey in May 1994. In October of 1989, the EPA sued numerous parties, including generators and transporters as direct defendants, to recover its remediation costs. Lukens became a third party defendant in the Superfund case when it was sued by the direct defendants in September 1991. The direct defendants alleged that Lukens generated hazardous substances that were transported to and disposed at the Helen Kramer landfill. Through discovery, Lukens learned that its transporters allegedly transported pickle liquor, a waste acid generated in the steel manufacturing process, to the Helen Kramer landfill from approximately May 1971 to December 1974.

         During this period of time, Lukens believed that its transporter was hauling pickle liquor generated by Lukens to the transporter's facility in Western Pennsylvania. Lukens believed that its pickle liquor was neutralized at such facility by the transporter. The transporter was also required to suitably dispose of our pickle liquor after it completed the neutralization process. Contrary to our beliefs concerning the neutralization and suitable disposal of our pickle liquor, our transporter claimed that our pickle liquor was taken directly from our plant to the Helen Kramer landfill and was not neutralized.

         A preliminary waste-in report, performed by an independent consultant hired by the PRP's, was circulated in the third quarter of 1995. This report was the consultant's initial attempt to address nexus and volume issues at the site. Other allocation issues such as toxicity, generator/transporter liability, ability to pay and de minimis issues were to be addressed in subsequent reports. The preliminary waste-in report was subject to change as all participating parties were given an opportunity to provide comments on the report and submit to the consultant additional evidence regarding the issues of nexus and volume. Lukens strongly objected to the nexus and volume determinations, which were based on what Lukens considered to be unreliable evidence. In addition, Lukens believed that the consultant considered unsubstantiated evidence in making its volume calculations. We disputed the reliability of the evidence upon which the consultant's volume and nexus conclusions were based for several reasons, including the following:

          * The nexus time period was contradicted by a letter from the transporter to Lukens in May 1971 in which the transporter specifically stated that Lukens' pickle liquor was going to the transporter's Western Pennsylvania neutralization facility and not to the Helen Kramer landfill.

          * Statements by the former President of the transporter were unreliable because they were obtained approximately 25 years after the disposal of the pickle liquor and at a time when the transporter arguably had a motive to maximize its exposure at this site in order to minimize its exposure at other sites.

          * There was testimony in this case that the transporter disposed of pickle liquor at landfills other than the Helen Kramer landfill.

          * Although our transporter purportedly disposed of more than 10 million gallons of its customers' pickle liquor at the Helen Kramer landfill, the only contemporaneous record that it was able to produce was one customer list. This list did not refer to the types of services provided, the frequency of such services, the volume of waste transported or the nature of the waste.

          * In our opinion, the volume calculations were flawed because the consultant did not appropriately account for events such as bad weather and operational difficulties that could have disrupted the transportation of waste to the site.

          Many of the PRP's expressed significant concerns regarding this waste-in report and objected to its preliminary findings. Additionally, a substantial part of the total site costs incurred by the Federal government were the subject of a pending criminal investigation against one of the contractors that performed the remediation for the government. Recoverable cleanup costs ranged from $50,000 to $150,000 depending on the outcome of the investigation.

         In the fourth quarter of 1995, Lukens received a draft allocation plan from the consultant. Our percentage allocation was approximately 3% based on this plan. The purpose of this allocation plan was to further assist the PRP's in understanding the allocation approach contemplated in the case. This plan was subject to change as all participating parties were given an opportunity to provide comments and submit additional evidence regarding the determinations made in the plan. Lukens objected to this plan based on the following:

          * The issues and concerns we had with the preliminary waste-in report were not adequately addressed in the preliminary allocation plan.

          * The pickle liquor generated at Lukens had a very low toxicity level and did not drive the remedy at the site. Our pickle liquor was approximately 95% water and 5% acid.

          * The PRP's included many municipalities and numerous chemical companies whose waste material had toxicity levels believed by us to be significantly higher than pickle liquor. Consequently, Lukens felt strongly that the preliminary allocation report did not provide an adequate discount for the low toxicity level of its pickle liquor.

          * Our transporter had advised us that it would neutralize and suitably dispose of all of our pickle liquor. We believed that our pickle liquor was being transported to an approved site in Pittsburgh, Pennsylvania. If our transporter failed to neutralize and suitably dispose of our pickle liquor, Lukens believed that the transporter should bear virtually all of the costs arising from such failure.

          * Our transporter held itself out as an expert on pickle liquor and knew the composition of our pickle liquor, the available disposal facilities and, most importantly, selected the Helen Kramer landfill without our knowledge. The transporter, not Lukens, benefited financially from its failure to neutralize and suitably dispose of our pickle liquor. In addition, the transporter was financially viable. Based on the preceding facts and certain case law which supported a higher share for transporters than the allocation determined in the plan, Lukens believed that the transporter should bear virtually all of the costs attributable to the alleged disposal of pickle liquor at the Helen Kramer landfill.

         The PRP's continued to express significant concerns regarding this allocation plan and objected to its draft findings. Additionally, the issues surrounding the recoverable costs of remediation still had not been resolved.

         Based on the above facts and the significant uncertainties surrounding this matter, Lukens concluded, at the end of 1995, it was not probable that a liability had been incurred and no provision was recorded. Lukens also concluded that, while it was reasonably possible that a liability could result from this matter, management was unable to reasonably estimate the amount, if any, of such liability.

         In the second quarter of 1996, a final, non-binding allocation plan was received from the consultant. Our percentage allocation was approximately 4% based on this plan. We continued to have major concerns with this allocation plan and believed that we could significantly reduce our allocated percentage based on our arguments related to nexus, volume, toxicity, transporter liability, neutralization and the other allocation issues discussed above. The uncertainty of the eventual allocation was also supported by our own outside environmental consultant who advised us that (i) our pickle liquor had a low toxicity and did not drive the remedy at the site, (ii) the acid in our pickle liquor would have dissipated before the site was remediated, (iii) our pickle liquor contained only low levels of metal contaminants and (iv) the pickle liquor from Lukens and all other parties combined contributed only 0.84% to 1.15% to the total site costs.

         Additionally, other PRP's continued to express significant concerns with the plan. Subsequently, in the third quarter of 1996, a majority of PRP's voted to reject using the plan as a basis for further negotiations. Upon such rejection, we were faced with the distinct possibility of beginning a new allocation process or litigating the entire case, in which case Lukens believed it had substantial defenses based on the considerations discussed above.

         Based on this second report and the continuing uncertainties surrounding this matter, Lukens again concluded it was not probable that a liability had been incurred and no provision was recorded. Lukens also concluded that, while it was reasonably possible that a liability could result from this matter, management was unable to reasonably estimate the amount, if any, of such liability.

         On July 31, 1996, the EPA made a settlement demand on the direct defendants. On September 24, 1996, the direct defendants made an offer to the EPA. As a result of these events, in the fourth quarter of 1996, circumstances surrounding this matter changed significantly. Although the PRP's had voted to reject using the plan as a basis for further negotiations, the EPA and the direct defendants made significant progress towards reaching an agreement on the total cleanup costs to be reimbursed based on the offer submitted by the direct defendants. The EPA also strongly encouraged mediation and settlement discussions, a settlement agreement by year-end 1996 and a commitment by the third party defendants to contribute their allocated shares and to participate in the settlement process. These discussions between the EPA and the direct defendants generated significant momentum toward settlement and increased the level of pressure on the third party defendants, such as Lukens. It quickly became clear that, despite the third quarter rejection vote by the PRP's, the EPA and the direct defendants were focused on the allocations identified in the last allocation report and there appeared little probability that further allocation reports would be commissioned.

          Based on these new developments, the total cost of the settlement was now able to be reasonably estimated as was our estimated portion of such cost. Accordingly, we concluded late in the fourth quarter of 1996 that a liability, based on the allocation report issued in the second quarter of 1996, was probable and should be recognized. At that time, we recognized a liability of $6,000.

         During the second quarter of 1997, a tentative settlement was reached in the Helen Kramer Superfund matter for which we agreed to pay $5,600.

         We are currently negotiating with our insurance carriers for recovery of the tentative settlement amount and we are optimistic that a substantial recovery will be available. However, no receivable has been recorded for any estimated recovery, given the uncertainty surrounding such claims.

Electric Arc Furnace Flue Dust

         Electric Arc Furnace flue dust is generated by Lukens and other steel companies from the melting of scrap steel in electric arc furnaces. We began to dispose of flue dust at a site on our premises in approximately 1961. This practice ceased in 1980 prior to the enactment of the Resource Conservation and Recovery Act ("RCRA"). The EPA defines electric arc furnace flue dust generated after the enactment of RCRA as a listed hazardous waste. This site was originally visited by the EPA in 1989, at a time when many steel mills were being reviewed, but the EPA required no further action regarding the site.

         Lukens was not aware of any other EPA activity related to this site until late in the first quarter of 1996, at which time the EPA conducted another inspection of the site. The results of the EPA's inspection were received in May 1996. The EPA's inspection and sampling resulted in a hazard ranking score that was greater than the threshold required for inclusion of the site on the National Priority List ("NPL"). We reviewed the EPA's sampling results and identified discrepancies between the EPA's results and our split sample results.

The EPA concluded that the site did not require remedial action at that time. No administrative orders or consent decrees were received or entered into. However, the EPA concluded that the site warranted further investigation and indicated that it would initiate a sampling process at the site within six to nine months. This was the first step in an approximate two year process for evaluation as a potential NPL site.

         As part of this investigation, in the second quarter of 1996 the EPA suggested that Lukens pursue voluntary remediation under Pennsylvania Act 2. Voluntary cleanup programs such as Pennsylvania Act 2 allow site owners to identify and clean up sites, to use less extensive administrative procedures and to obtain some relief from future state liability for past contamination. We began considering this alternative and efforts to further assess the site and evaluate potential remedial alternatives and costs.

          On October 14, 1996, Lukens received a report, dated October 11, 1996, from an independent consulting firm hired by Lukens. The report outlined remedial alternatives and costs. The report provided four scenarios with costs ranging from $456 to $4,850, depending on the extent of the remediation. Additionally, during the quarter, we met with the Pennsylvania Department of Environmental Protection ("DEP") to initiate discussions in accordance with the EPA's recommendations to avoid the NPL process. The DEP agreed to consider whether the site was qualified for the Act 2 program. We believed that the site qualified for the Act 2 program because all disposal activities at the site occurred prior to the enactment of RCRA.

          Based on our decision to approach the DEP for voluntary cleanup coupled with the results of the preliminary remediation report, we concluded in the 1996 fourth quarter that a liability was probable and could be reasonably estimated. The $3,000 liability recognized was based on our best estimate from the remediation alternatives presented in the consultant's report, along with certain estimated future consulting costs and expenses.

         In the first quarter of 1997, we received approval from the DEP to include the site in the Act 2 program. There has been no further significant activity regarding this matter.

Douglassville

          Lukens is a PRP at this Superfund site located in Berks County, Pennsylvania. We allegedly sent approximately 80,000 gallons of waste oil/sludge to the site for treatment and disposal. Lukens is a de minimis party with less than 1% of the total waste-in allocation at the site. Lukens agreed to pay approximately $368 pursuant to a de minimis Consent Decree in the second quarter of 1996.

         The Consent Decree has not yet been entered by the Court because certain PRP's are attempting to convince the EPA to reissue the Record of Decision for the site to substitute an on-site soil stabilization remedy for the current incineration remedy. Since on-site stabilization is more cost effective than incineration, we would expect our liability to decrease if the Record of Decision is reissued.

     We have accrued $375 for the Douglassville site based on the terms of our settlement. The possibility of payments in excess of the amount accrued is considered remote.

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

Dollars in thousands except per share amounts

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings
for the 52 weeks ended December 27, 1997, December 28, 1996, and December 30,
1995

                                                               1997            1996            1995
Net Sales                                                  $  994,380         970,320       1,049,158
Operating Costs and Expenses (Notes 1, 4, 6, 8 and 10)
  Cost of products sold                                       925,984         921,046         922,667
  Selling and administrative expenses                          54,992          55,145          58,511
  Unusual items (Note 3)
    Work force reduction provision                                 --          10,782              --
    Environmental remediation provision                            --           9,400              --
                                                           ----------         -------       ---------
  Total operating costs and expenses                          980,976         996,373         981,178
Operating Earnings (Loss)                                      13,404         (26,053)         67,980
  Interest expense (Note 8)                                    19,073          16,735          13,471
                                                           ----------         -------       ---------
Earnings (Loss) Before Income Taxes                            (5,669)        (42,788)         54,509
  Income tax expense (benefit) (Note 5)                        (1,049)        (14,377)         20,495
                                                           ----------         -------       ---------
Net Earnings (Loss)                                        $   (4,620)        (28,411)         34,014
                                                           ----------         -------       ---------
  Dividend requirements for preferred stock (Note 9)           (2,015)         (1,994)         (1,962)
Net Earnings (Loss) Applicable to Common Stock             $   (6,635)        (30,405)         32,052
                                                           ----------         -------       ---------

Earnings (Loss) Per Common Share (Note 1)
  Basic                                                    $     (.45)          (2.06)           2.18
  Diluted                                                  $     (.45)          (2.06)           2.05
Common Shares and Equivalents Outstanding (Note 1)
  Basic                                                        14,806          14,784          14,696
  Diluted                                                      16,244          16,278          16,334
Cash Dividends on Common Stock-- Per Share                 $     1.00            1.00            1.00
                                                           ----------         -------       ---------

The notes are an integral part of these statements.


Dollars and shares in thousands except per share amounts

Consolidated Balance Sheets
as of December 27, 1997, and December 28, 1996

Assets                                                                     1997           1996
Current Assets
  Cash and cash equivalents (Note 1)                                   $   6,629         10,282
  Receivables, less allowance of $6,716 in 1997 and $7,750 in 1996       118,026         92,356
  Inventories (Notes 1 and 7)                                            145,587        148,925
  Deferred income taxes (Note 5)                                          13,725         13,129
  Prepaid expenses and other                                               1,733          1,964
                                                                       ---------        -------
  Total current assets                                                   285,700        266,656
Plant and Equipment (Notes 1 and 10)
  Land                                                                    12,237         11,880
  Buildings                                                               88,918         87,875
  Machinery and equipment                                                850,419        842,334
  Construction in progress                                                 9,249         11,664
                                                                       ---------        -------
                                                                         960,823        953,753
  Less accumulated depreciation                                          463,264        420,427
                                                                       ---------        -------
  Net plant and equipment                                                497,559        533,326
Intangible Assets, net of accumulated amortization
  of $11,352 in 1997 and $9,114 in 1996 (Notes 1 and 4)                   58,139         57,158
Deferred Income Taxes (Note 5)                                            34,599         29,937
Other Assets                                                               1,433          1,674
                                                                       ---------        -------
Total Assets                                                           $ 877,430        888,751
                                                                       ---------        -------

Liabilities & Stockholders' Investment
Current Liabilities
  Accounts payable                                                     $  87,618         92,252
  Accrued employment costs (Notes 3, 4 and 6)                             43,787         46,603
  Other accrued expenses (Note 10)                                        33,510         23,765
  Current maturities of long-term debt (Note 8)                            6,276          4,878
                                                                       ---------        -------
  Total current liabilities                                              171,191        167,498
Long-Term Debt (Note 8)                                                  244,671        248,695
Retirement Benefits (Notes 3 and 4)
  Pensions                                                                53,690         43,995
  Medical and life insurance                                             151,307        148,479
Other Liabilities (Notes 3 and 10)                                        14,821         22,015
                                                                       ---------        -------
  Total liabilities                                                      635,680        630,682
Commitments and Contingencies (Note 10)
Redeemable Stock (Note 9)
  Series preferred stock                                                      --         28,801
  Deferred compensation-- ESOP                                                --        (15,374)
                                                                       ---------        -------
  Total redeemable stock                                                      --         13,427
Stockholders' Investment
  Series preferred stock (Note 9)                                         28,218             --
  Common stock (Note 9)                                                      158            158
  Capital in excess of par value                                          88,444         86,002
  Earnings invested                                                      150,140        171,730
  Foreign currency translation adjustments                                (1,739)        (1,332)
  Deferred compensation-- ESOP (Notes 6 and 9)                           (10,619)            --
  Deferred compensation-- restricted stock (Note 6)                       (2,574)            --
  Repurchased stock, at cost                                             (10,278)       (11,916)
                                                                       ---------        -------
  Total stockholders' investment                                         241,750        244,642
                                                                       ---------        -------
Total Liabilities & Stockholders' Investment                           $ 877,430        888,751
                                                                       ---------        -------

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

Environmental Remediation. Environmental liabilities recognized represent our best estimate of remediation expenditures, including legal, consulting and other professional fees, that are probable and that can be reasonably estimated. Environmental costs are expensed unless they increase the value of the related asset and/or prevent or mitigate future contamination. In November 1996, the American Institute of Certified Public Accountants issued guidance on accounting for environmental liabilities. The adoption of this guidance in 1997 did not have a material effect on the company's consolidated financial condition or results of operations. Additional disclosures are included in Notes 3 and 10.

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

a. Carbon & Alloy Group Operating Results: 1996 -- Results included a $3,756 charge for signing bonuses associated with the bargaining unit contract. Unusual items discussed in Note 3 included a $6,178 work force reduction charge and a provision for environmental remediation of $9,400.
b. Stainless Group Operating Results: 1996 -- As discussed in Note 3, results included a provision of $3,695 for a work force reduction. Fixed assets write-downs also reduced results by $5,933.
c. Corporate Expenses: 1997 -- Merger related expenses (Note 1) totaled $2,215. 1996 -- Expenses included a $909 work force reduction charge
(Note 3) and environmental expenses, offset by reduced professional fees and incentive compensation expense. 1995 -- Results included higher incentive compensation expense and environmental expenses. Corporate environmental expenses are associated with properties retained from divested subsidiaries.
d. Corporate Assets: Corporate assets consist primarily of cash and cash equivalents, properties held for sale, office facilities and deferred income taxes.

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

10. Commitments and Contingencies

Change in Control. As discussed in Note 1, Lukens entered into a merger agreement with Bethlehem Steel Corporation. In the event that the merger is approved by stockholders, a change in control liability totaling approximately $56,000, subject to fluctuations in the market value of Bethlehem common stock, would be triggered. Components of the liability include obligations for severance, pension, stock options and performance vested restricted stock.

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

Environmental Remediation. Lukens has been designated a potentially responsible party (PRP) under Superfund law at certain waste disposal sites and continually monitors a range of other environmental issues. Superfund designations are made regardless of the extent of the company's direct or indirect involvement. These claims are in various stages of administrative or judicial proceedings, and include demands for recovery of incurred costs and for future investigation or remedial actions. The company accrues costs associated with environmental matters when they become probable and can be reasonably estimated. In assessing environmental liability, the company considers the extent and type of hazardous substances at a site, the range of technologies that can be used for remediation, evolving laws and regulations, the allocation of costs among potentially responsible parties, and the number and financial strength of those parties.

The Helen Kramer Superfund Site is a municipal and industrial waste landfill for which remediation was performed over several years by the EPA. This remediation process was completed in 1994. Lukens became a third party defendant in 1991 as the direct defendants associated with this site alleged that Lukens generated hazardous substances that were transported to and disposed at this landfill.

A preliminary waste-in report was circulated among the PRP's in the third quarter of 1995. Many of the PRP's expressed significant concerns regarding this report and objected to its preliminary findings. Additionally, a substantial part of the total site costs incurred by the Federal government were the subject of a pending criminal investigation, and recoverable clean-up cost estimates ranged from $50,000 to $150,000, depending on the outcome of the investigation. In the fourth quarter of 1995, Lukens received a draft allocation plan. The draft allocation plan attributed a percentage allocation of approximately 3% to Lukens. This plan was subject to change as all participating parties were given an opportunity to provide comments and submit additional information regarding the determinations made. Lukens objected strongly to this plan based on issues related to nexus, volume, toxicity, transporter liability, neutralization and other allocation issues.

At the end of 1995, based on the significant uncertainties surrounding this matter, Lukens concluded that it was not probable that a liability had been incurred and no provision was recorded. Lukens also concluded that, while it was reasonably possible that a liability could result from this matter, management was unable to reasonably estimate the amount, if any, of such liability.

In the second quarter of 1996 a final non-binding allocation plan was received. Lukens' percentage allocation was approximately 4% based on this plan. We continued to have major concerns with this allocation plan and believed we could significantly reduce our allocation percentage based on the issues described above. In the third quarter of 1996, a majority of PRP's voted to reject using the final allocation plan as a basis for further negotiation.

In the fourth quarter of 1996, circumstances surrounding this matter changed significantly. The EPA and the direct defendants made significant progress towards reaching an agreement on the total cleanup costs to be reimbursed based on a proposal submitted by the direct defendants. The EPA strongly encouraged a settlement agreement by year-end 1996 including a commitment by the third party defendants to contribute their allocated shares and to participate in the settlement process. These discussions between the EPA and the direct defendants generated significant momentum toward settlement and increased the level of pressure on the third party defendants, such as Lukens. It quickly became clear that, despite the third quarter rejection vote by the PRP's, the EPA and the direct defendants were focused on the allocations identified in the last allocation report and there appeared little probability that further allocation reports would be commissioned.

Based on these new developments, the total cost of the settlement was now able to be reasonably estimated, as was our estimated portion of such cost. Accordingly, we concluded late in the fourth quarter of 1996 that a liability, based on the allocation report issued in the second quarter of 1996, was probable and should be recognized. At that time, we recognized a liability of $6,000.

During the second quarter of 1997, a tentative settlement was reached in the Helen Kramer Superfund matter for which we agreed to pay $5,600.

We are currently negotiating with our insurance carriers for recovery of the tentative settlement amount and we are optimistic that a substantial recovery will be available. However, no receivable has been recorded for any estimated recovery, given the uncertainty surrounding such claims.

Lukens disposed of Electric Arc Furnace flue dust at a site on our premises from approximately 1961 to 1980. Flue dust is listed by the EPA as a hazardous waste. This site was originally visited by the EPA in 1989, but the EPA required no further action at that time.

Lukens was not aware of any other EPA activity related to this site until late in the first quarter of 1996, at which time the EPA conducted another inspection of the site. The EPA's inspection results, received in May 1996, resulted in a hazard ranking score that was greater than the threshold required for inclusion of the site on the National Priority List ("NPL"). We reviewed the EPA's sampling results and identified discrepancies between the EPA's results and our sample results. The EPA concluded that the site did not require remedial action at that time. Additionally, no administrative orders or consent decrees were received or entered into. However, the EPA concluded that the site warranted further investigation and indicated that it would initiate a sampling process at the site within six to nine months.

During the fourth quarter of 1996, a preliminary report outlining remedial alternatives and costs was issued by an independent consulting firm, hired by Lukens. The report provided four scenarios with costs ranging from $456 to $4,850, depending on the extent of the remediation. Additionally, during the fourth quarter, we met with the Pennsylvania Department of Environmental Protection ("DEP") to initiate discussions, in accordance with a recommendation from the EPA in the second quarter of 1996, to pursue voluntary remediation under Pennsylvania Act 2. This would, among other items, avoid the NPL process. The DEP agreed to consider whether the site was qualified for the Act 2 program.

Based on our decision to approach the DEP for voluntary cleanup coupled with the results of the preliminary remediation report, we concluded in the 1996 fourth quarter that a liability was probable and could be reasonably estimated. The $3 million liability recognized was based on our best estimate from the remediation alternatives presented in the consultant's report, along with certain estimated future consulting costs and expenses.

In the first quarter of 1997, we received approval from the DEP to include the site in the Act 2 program. There has been no further significant activity regarding this matter.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Philadelphia, Pennsylvania
January 19, 1998

Dollars in thousands except per share amounts

Quarterly Financial Data (Unaudited)

                                        First         Second         Third         Fourth          Fiscal
                                       Quarter        Quarter       Quarter        Quarter           Year
Results of Operations
1997
        Net sales                   $  248,118        258,247       243,371        244,644         994,380
        Cost of products sold       $  233,837        238,253       225,583        228,311         925,984
        Net earnings (loss)         $   (1,978)         1,181           133         (3,956)         (4,620)
                                    ----------        -------       -------        -------         -------
1996
        Net sales                   $  264,172        255,955       234,421        215,772         970,320
        Cost of products sold       $  252,464        236,343       223,192        209,047         921,046
        Net earnings (loss)         $   (4,375)        (5,733)c      (4,087)       (14,216)d       (28,411)
                                    ----------        -------       -------        -------         -------
Per Common Share
1997
        Basic earnings (loss)(a)    $     (.17)           .05         (.03)           (.30)           (.45)
        Diluted earnings (loss)(a)  $     (.17)           .05         (.03)           (.30)           (.45)
        Dividends                   $      .25            .25          .50 b            --            1.00
                                    ----------        -------       -------        -------         -------
1996
        Basic earnings (loss)(a)    $     (.33)          (.42)c       (.31)           (.99)d         (2.06)
        Diluted earnings (loss)(a)  $     (.33)          (.42)c       (.31)           (.99)d         (2.06)
        Dividends                   $      .25            .25          .50 b            --            1.00
                                    ----------        -------       -------        -------         -------
Market Prices of Common Stock
1997
        High                        $   21 7/8         20 3/8       21 13/16       29               29
        Low                         $   17 3/8         16 7/8       18             15               15
        Close                       $   17 3/8         19 1/8       19  9/16       28 13/16
                                    ----------        -------       -------        -------         -------
1996
        High                        $   30 1/4         27 3/8       24  1/8        19  1/4          30 1/4
        Low                         $   24 1/4         23 3/4       18  1/8        13  1/2          13 1/2
        Close                       $   24 7/8         23 7/8       18  1/8        19  1/8
                                    ----------        -------       -------        -------         -------

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

Dollars in thousands except per share amounts and market prices of common stock

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LUKENS INC.
                                             (Registrant)





Date:  April 16, 1998                     By /s/ R. W. Van Sant
                                             ------------------
                                             R. W. Van Sant
                                             Chairman and
                                             Chief Executive Officer

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


                                             /s/ Arthur Andersen LLP

                                             Arthur Andersen LLP
                                             Philadelphia, Pennsylvania
                                             January 19, 1998



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 19, 1998 included or incorporated by reference in this annual report on Form 10-K, as amended, into the Company's previously filed:
Form S-8 Registration Statements File Numbers 33-6673, 33-23405, 33-29105, 33-54269, 33-54271, 33-54371, 33-69780 and 333-09451, and Form S-3 Registration
Statement File Number 33-53681.


                                             /s/ Arthur Andersen LLP

                                             Arthur Andersen LLP
                                             Philadelphia, Pennsylvania
                                             April 23, 1998