Form 10-Q
period 1998-03-28
LUKENS INC
filed 1998-05-11
CIK 60860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTER ENDED MARCH 28, 1998

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

Yes /x/             No

                      SHARES OUTSTANDING AS OF MAY 2, 1998
                    Common Stock, $.01 Par Value, 15,032,108

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Statements of Earnings
(Dollars and shares in thousands except per share amounts)

                                                                                                  FIRST QUARTER
                                                                                              Thirteen Weeks Ended
                                                                                             March 28,        March 29,
                                                                                               1998             1997
-------------------------------------------------------------------------------------------------------  ---------------
Net Sales                                                                             $        258,342          248,118
Operating Costs and Expenses
    Cost of products sold                                                                      245,881          233,837
    Selling and administrative expenses                                                         14,371           12,386
-------------------------------------------------------------------------------------------------------  ---------------
        Total operating costs and expenses                                                     260,252          246,223

Operating Earnings (Loss)                                                                       (1,910)           1,895

    Interest expense                                                                             4,507            4,729
-------------------------------------------------------------------------------------------------------  ---------------

Earnings (Loss) Before Income Taxes                                                             (6,417)          (2,834)

    Income tax expense (benefit) (Note 2)                                                       (2,034)            (856)
-------------------------------------------------------------------------------------------------------  ---------------

Net Earnings (Loss)                                                                   $         (4,383)          (1,978)
------------------------------------------------------------------------------------------------------------------------

    Dividend requirements for preferred stock                                                     (497)            (499)

Net Earnings (Loss) Applicable to Common Stock                                        $         (4,880)          (2,477)
------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Common Share
    Basic                                                                             $           (.33)            (.17)
    Diluted                                                                           $           (.33)            (.17)

Common Shares and Equivalents Outstanding
    Basic                                                                                       14,838           14,805
    Diluted                                                                                     16,532           16,251

Cash Dividends on Common Stock - Per Share                                            $            .25              .25
------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                                    March 28,         December 27,
                                                                                                     1998                1997
--------------------------------------------------------------------------------------------------------------    ----------------
Assets
      Current Assets
          Cash and cash equivalents                                                         $           6,138               6,629
          Receivables, less allowance of $6,734 in 1998 and $6,716 in 1997                            124,056             118,026
          Inventories
                Products finished and in process                                                      115,224             117,455
                Raw materials                                                                          27,050              23,326
                Supplies                                                                                4,332               4,806
      --------------------------------------------------------------------------------------------------------    ----------------
                                                                                                      146,606             145,587
          Deferred income taxes                                                                        13,725              13,725
          Prepaid expenses and other                                                                    1,275               1,733
      --------------------------------------------------------------------------------------------------------    ----------------
          Total current assets                                                                        291,800             285,700

      Plant and Equipment                                                                             963,665             960,823
        Less accumulated depreciation                                                                 476,028             463,264
      --------------------------------------------------------------------------------------------------------    ----------------
          Net plant and equipment                                                                     487,637             497,559
      Intangible Assets,net of accumulated amortization of $12,062 in 1998
        and $11,352 in 1997                                                                            56,542              58,139
      Deferred Income Taxes                                                                            37,109              34,599
      Other Assets                                                                                      1,481               1,433
      --------------------------------------------------------------------------------------------------------    ----------------

      Total Assets                                                                          $         874,569             877,430
      ----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Investment
      Current Liabilities
          Accounts payable                                                                  $          96,817              87,618
          Accrued employment costs                                                                     39,423              43,787
          Other accrued expenses (Note 3)                                                              26,724              33,510
          Current maturities of long-term debt                                                          6,622               6,276
      --------------------------------------------------------------------------------------------------------    ----------------
          Total current liabilities                                                                   169,586             171,191

      Long-Term Debt                                                                                  247,030             244,671
      Retirement Benefits
          Pensions                                                                                     55,062              53,690
          Medical and life insurance                                                                  152,240             151,307
      Other Liabilities                                                                                14,974              14,821
      --------------------------------------------------------------------------------------------------------    ----------------
          Total liabilities                                                                           638,892             635,680
      Commitments and Contingencies (Note 3)

      Stockholders' Investment
          Series preferred stock, 1,000,000 shares authorized
            Series B ESOP convertible preferred
            (454,308 shares outstanding in 1998 and 470,300 in 1997)                                   27,259              28,218
          Common stock, 40,000,000 shares authorized and 15,813,259 issued                                158                 158
          Capital in excess of par value                                                               89,790              88,444
          Earnings invested                                                                           141,520             150,140
          Foreign currency translation adjustments                                                     (1,640)             (1,739)
          Deferred compensation - ESOP                                                                 (9,308)            (10,619)
          Deferred compensation - restricted stock                                                     (2,623)             (2,574)
          Repurchased stock, at cost (804,242 shares in 1998 and 872,032 in 1997)                      (9,479)            (10,278)
      --------------------------------------------------------------------------------------------------------    ----------------
          Total stockholders' investment                                                              235,677             241,750
      --------------------------------------------------------------------------------------------------------    ----------------

      Total Liabilities and Stockholders' Investment                                        $         874,569             877,430
      ----------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                                        FIRST QUARTER
                                                                                                    Thirteen Weeks Ended
                                                                                                 March 28,           March 29,
                                                                                                   1998                1997
----------------------------------------------------------------------------------------------------------      --------------
Operating Activity
     Net earnings (loss)                                                                  $        (4,383)             (1,978)

Adjustments to Reconcile Net Earnings (Loss) to
  Cash Flow (Used for) From Operating Activity
     Depreciation and amortization                                                                 13,395              12,481
     Income taxes deferred                                                                         (2,510)             (1,568)
     Provision for uncollectible accounts                                                           1,555               1,637
     Retirement benefit funding less than expense                                                   3,192                 820
     Changes in working capital affecting operations
          Accounts receivable                                                                      (7,585)            (25,875)
          Inventories                                                                              (1,019)             (9,825)
          Prepaid expenses and other                                                                  458                 675
          Accounts payable                                                                          9,218              25,594
          Accrued expenses                                                                        (11,150)             (5,238)
     Other, net                                                                                       757                (223)
----------------------------------------------------------------------------------------------------------      --------------
          Cash flow from (used for) operating activity                                              1,928              (3,500)

Financing Activity
     Long-term debt
          Other borrowed                                                                            4,100              10,200
          Other repaid                                                                               (112)                (48)
     Dividends paid                                                                                (4,269)             (4,277)
     Proceeds from stock options exercised                                                            472                   -
----------------------------------------------------------------------------------------------------------      --------------
          Net from financing activity                                                                 191               5,875

Investing Activity
     Capital expenditures                                                                          (2,610)             (4,402)
     Proceeds from sale of assets/subsidiaries                                                          -                 371
     Other, net                                                                                         -                 454
----------------------------------------------------------------------------------------------------------      --------------
          Net for investing activity                                                               (2,610)             (3,577)

Cash and Cash Equivalents
     Increase (decrease)                                                                             (491)             (1,202)
     Start of period                                                                                6,629              10,282
----------------------------------------------------------------------------------------------------------      --------------
          End of period                                                                   $         6,138               9,080
------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1.   Basis of Presentation

     On December 15, 1997, Lukens entered into a merger agreement with Bethlehem Steel Corporation. The agreement was subsequently amended as of January 4, 1998. Under the merger agreement, Bethlehem Steel Corporation would acquire Lukens outstanding common and preferred stock. A special meeting of stockholders is expected to be held on May 28, 1998, to vote on the merger agreement.

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements were prepared assuming a going-concern basis and did not recognize the impact of the merger.

     The financial statements are unaudited but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The preparation of our financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts and contingency disclosures. These financial statements should be read in conjunction with the financial statements and related notes included in the 1997 Form 10-K. Results from any interim period are not necessarily indicative of the results for a full year.


2.   Income Taxes

     Year-to-date results were used to develop the effective tax rates in 1998 and 1997.


3.   Commitments and Contingencies

     Regarding the Helen Kramer Superfund site, Lukens' settlement agreement (the Settlement Agreement) was finalized on April 14, 1998. The Primary Settling Parties submitted their signature pages on or before April 20, 1998. Pursuant to the terms of the Settlement Agreement, Lukens is obligated to pay approximately $5,600 to the Primary Settling Parties within 30 days of the effective date of the Settlement Agreement. In consideration of this payment, the Primary Settling Parties agreed to use their best efforts to cause Lukens to be included as a party in any consent decree or other settlement document relating to the site entered into with the United States and/or the State of New Jersey. In addition, the Primary Settling Parties provided a release and covenant not to sue Lukens for claims covered by the Settlement Agreement. The release and covenant not to sue is subject to certain limited reopeners.

     Lukens submitted a signature page to the Primary Settling Parties for inclusion in the consent decree, which the Primary Settling Parties entered into with the United States (the US Consent Decree). Lukens believes the Primary Settling Parties submitted the executed signature page to the United States on April 22, 1998. The US Consent Decree provides, among other things, that (i) the responsibility of Lukens shall be limited to the payment of money in the amount and on the terms provided in the Settlement Agreement, (ii) Lukens will avoid joint and several liability to the United States if Lukens complies with the terms of the Settlement Agreement, (iii) the United States will provide a site-wide covenant not to sue, subject to certain limited reservation of rights and reopeners, as well as a covenant not to sue from the trustees of Federal natural resources for natural resource damages, subject to the usual reservation of rights and reopeners,
     (iv) Lukens will receive contribution protection for matters addressed in the Consent Decree and (v) all settling parties, including Lukens, covenant not to sue and to dismiss all claims they have against each other related to the site.

     Lukens submitted signature pages to the Primary Settling Parties for inclusion in the consent decree and the natural resource damages consent decree, which the Primary Settling Parties entered into with the State of New Jersey (the State Consent Decrees). The State Consent Decrees provide, among other things, that (i) the responsibility of Lukens shall be limited to the payment of money in the amount and on the terms provided in the Settlement Agreement, (ii) Lukens will avoid joint and several liability to the State of New Jersey if Lukens complies with the terms of the Settlement Agreement, (iii) the State of New Jersey will provide a site- wide covenant not to sue, subject to certain limited reservation of rights and reopeners and (iv) Lukens will receive contribution protection for matters addressed in the Consent Decrees.

     There have not been any significant developments to the other environmental issues previously discussed in the 1997 Form 10-K.

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

     Due to their uncertain nature, amounts accrued for environmental liabilities could differ, perhaps significantly, from the actual costs that will be incurred. No potential insurance recoveries were taken into account in determining the company's cost estimates or reserves. Management does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

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

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.
        (Dollars in thousands)

Changes in Financial Condition during
the Thirteen Weeks Ended March 28, 1998

Capital Structure

Cash and cash equivalents totaled $6,138 at the end of the first quarter, a decrease of $491 from the end of 1997. Working capital of $122,214 was up $7,705 from the end of 1997. The increase primarily reflected a build in accounts receivables. The current ratio was 1.7 at the end of the first quarter and at year-end 1997.

Debt at the end of the first quarter was $253,652, an increase of $2,705 from the beginning of the year. The increase reflected borrowings under our revolving credit agreement. The ratio of long-term debt to capital was 51.2 percent, which compared to 50.3 percent at year-end 1997.


Liquidity

Cash flow from operating activity totaled $1,928 for the first quarter compared to cash required from operating activity of $3,500 in the comparable 1997 period. Lower working capital requirements combined with lower retirement benefit funding contributed to the improved cash flow.

Financing activity generated $191 with net borrowings of $3,988 and proceeds from the exercise of stock options essentially offset by dividend payments of $4,269. Investing activity required $2,610 for capital expenditures.

As discussed in Note 3 to the Consolidated Financial Statements, a $5,600 settlement payment will be made in the second quarter of 1998 related to a Superfund site. Order backlog was $178,100 at the end of the first quarter, which was 7 percent higher than year-end 1997 backlog.

Results of Operations for the Quarters Ended
March 28, 1998 and March 29, 1997

Operating Results

A first quarter operating loss of $1,910 compared to operating earnings of $1,895 in the first quarter of 1997. Despite a strong improvement in Carbon & Alloy Group results, the Stainless Group recorded significantly higher losses that resulted in a consolidated loss for the quarter. Sales for the first quarter were $258,342, up 4 percent from 1997 sales of $248,118. Most of the increase in sales resulted from higher shipments in the Carbon & Alloy Group.

Interest Expense

Interest expense of $4,507 was down 5 percent compared to 1997 expense of $4,729.

Income Tax Expense (Benefit)

The effective tax rate was 31.7 percent in 1998 and 30.2 percent in 1997. Year-to-date results were used to develop the effective tax rates in 1998 and 1997.


Net Earnings (Loss)

A net loss of $4,383 was recorded for the first quarter of 1998 compared to a net loss of $1,978 for the same period in 1997.

Business Group Results
                                                     Operating
                          Net Sales               Earnings (Loss)
                    1Q 1998      1Q 1997       1Q 1998        1Q 1997

Carbon & Alloy     $139,465      123,010        16,187         7,896
Stainless           118,877      125,108       (13,019)       (3,066)
Corporate                --           --        (5,078)       (2,935)

                   $258,342      248,118        (1,910)        1,895


Carbon & Alloy Group

Net sales increased 13 percent. The increase reflected higher shipments, particularly in the carbon steel product line due to increased utilization of the SMART system. Shipped tons were 207,900 in 1998, 19 percent higher than 175,400 tons in 1997. With the continued growth in carbon shipments, sales reflected a lower- value shipment mix. The volume improvement, coupled with strong manufacturing performance, translated into a significant earnings improvement from the first quarter of 1997.

Stainless Group

The group recorded an operating loss in the first quarters of 1998 and 1997. The continued deterioration in selling prices combined with lower shipment levels resulted in a larger operating loss compared to 1997. Sales were down 5 percent in 1998. Shipments of 66,900 tons in 1998 were down 6 percent compared to 71,200 tons in 1997.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Legal proceedings disclosures concerning developments in the Helen Kramer Superfund site are incorporated herein by reference to Note 3 Commitments and Contingencies included in Part I of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     (11) Statement regarding computation of per share earnings
     (27) Financial Data Schedule

(b)  Reports on Form 8-K
     A report was filed on January 5, 1998, for Item 5. Other Events.,  and Item
     7. Financial Statements, Pro Forma Financial Information and Exhibits., concerning an amendment to the merger with Bethleham Steel Corporation. No other report on Form 8-K was filed during the quarter ended March 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  LUKENS INC.




May 7, 1998                         /s/ R. W. Van Sant
                                        R. W. Van Sant
                                        Chairman and Chief Executive Officer


May 7, 1998                        /s/ John C. van Roden, Jr.
                                       John C. van Roden, Jr.
                                       Senior Vice President and
                                       Chief Financial Officer


May 7, 1998                        /s/ P. Blaine Clemens
                                       P. Blaine Clemens
                                       Vice President and Controller